Form 10QSB
period 2006-09-30
LDG INC
filed 2006-12-22
CIK 1268659

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-122666

LDG, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4944 Windy Hill Dr.
Raleigh, NC 27587
(Address of principal executive offices, including zip code.)

(919) 855-9200
(Registrant's telephone number, including area code)

The Company is a Shell company:     Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 21, 2006, the Company had 9,680,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.     FINANCIAL STATEMENTS

LDG, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$36,781	$50,385
Accounts receivable	8,075	8,252
Accounts receivable - related party	25,766	25,536
Total Current Assets	70,622	84,173

Property and Equipment
Equipment	7,030	7,030
Furniture and fixtures	1,091	1,091
Software (net of $299 and $107 in amortization)	470	662
Less: Accumulated depreciation	(5,452)	(4,528)
Net Property and Equipment	3,139	4,255

Due from related parties	-	-

Total Assets	$73,761	$88,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,128	$402
Accrued liabilities	56,917	46,998

Total Current Liabilities	67,045	47,400

Stockholders' Equity
Common stock - $0.00001 par, 100,000,000 shares
authorized; 9,680,000, shares outstanding	97	97
Additional paid-in capital	108,242	107,242
Accumulated deficit	(101,623)	(66,311)

Stockholders' Equity	6,716	41,028

Total Liabilities and Stockholders' Equity	$73,761	$88,428

The accompanying notes are an integral part of these consolidated financial statements.

LDG, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Design revenue	$12,420	$15,415	$39,866	$48,922
Design revenue - related party	6,071	16,334	31,505	37,950
Total Revenue	18,491	31,749	71,371	86,872

Cost of Revenue	9,115	12,256	32,839	32,819
Gross Profit	9,376	19,493	38,532	54,053

Operating Expenses
Depreciation and amortization	52	413	1,117	1,269
General and administrative expenses	4,721	8,790	12,403	10,836
Office Expense	126	(569)	2,513	8,274
Payroll expense	4,812	1,418	14,437	13,125
Professional fees	6,321	6,866	37,547	14,027
Rent	1,710	1,710	5,130	5,130
Utilities	697	(900)	697	747
Total Operating Expenses	18,439	17,728	73,844	53,408

Net Income (Loss)	$(9,063)	$1,765	$(35,312)	$645

Basic and Diluted Loss Per Share	(0.0009)	0.0002	(0.0036)	0.0001

Weighted-Average Shares Outstanding	9,680,000	9,680,000	9,680,000	9,680,000

The accompanying notes are an integral part of these consolidated financial statements.

LDG, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(35,312)	$645
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,116	1,269
Accounts receivable from
stockholder settled for rent	5,130	5,130
Contributed services	1,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	177	4,493
Accounts receivable - related Party	(5,360)	(4,496)
Related Party receivable	-	2,610
Undeposited Funds	-	(1,955)
Software	-	(769)
Accounts payable	9,726	(8)
Accrued liabilities	9,919	147
Net Cash Provided by (Used In) Operating Activities	(13,604)	15,066

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(3,572)
Payments received from related party	-	-

Net Cash Used In Investing Activities	-	(3,572)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-
Payments for offering costs	-	-

Net Increase (Decrease) in Cash	(13,604)	11,494
Cash at Beginning of Period	50,385	23,581
Cash at End of Period	$36,781	$35,075

Supplemental Schedule of Noncash Investing and Financing Activities
Distribution of a receivable to shareholder (Note 3)	$1,000	$8,000
Contribution of a payable to shareholder (Note 3)	(1,000)	(8,000)

The accompanying notes are an integral part of these consolidated financial statements.

LDG, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS CONDITION

Restatement - During July 2006, the Company realized that the 2005 consolidated financial statements needed to be revised to include the contribution of professional services by a shareholder. The services had a value of $8,000 which were recorded as an increase to Additional Paid In Capital and to Professional Fees. This transaction was included in the June 30, 2005 reviewed financial statements, but omitted in the December 31, 2005 audited financial statements.

The following table summarizes the effects of this restatement on the 2005 financial statements:

	As previously	Effect of
December 31, 2005	Reported	Restatement	As Restated
Additional paid-in capital	$99,242	$8,000	$107,242
Accumulated deficit	(58,311)	(8,000)	(66,311)

For the year ended December 31, 2005
Professional fees	$3,506	$8,000	$11,506
Net income	8,469	(8,000)	469
Basic and diluted loss per share	0.00	0.00	0.00

Organization - Liaison Design Group, LLC (the "Company") was formed on May 11, 2000 under the laws of the State of North Carolina. LDG, Inc. was formed on August 22, 2003 under the laws of the State of Nevada. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to LDG, Inc. in exchange for the issuance of eight million shares of common stock to the owners of Liaison Design Group, LLC.

The incorporation of the Company into LDG, Inc. has been accounted for as a reorganization of the Company. The assets and liabilities of the Company remained at their historical cost. The accompanying financial statements present the operations of the Company prior to the reorganization and all periods presented have been retroactively adjusted for the effects on loss per share and the number of shares of common stock outstanding in a manner similar to a stock split, as though the shares of common stock issued in the reorganization had been outstanding for all periods presented.

Nature of Operations - The Company specializes in providing graphic design services primarily to corporate clients. The Company's service includes the design and production of corporate identity packages and promotional materials.

Business Condition - During the three and nine months ended September 30, 2006, 2005 (unaudited), the Company had income (losses) and from operations of $(9,063), $1,765, $(35,312), and $645, respectively, and at September 30, 2006 the Company had an accumulated deficit of $101,623 (unaudited). These matters raise substantial doubt about the Company's ability to continue

LDG, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as a going concern. Management is attempting to arrange equity financing to expand operations to a regional level through marketing, personnel and equipment expansions; however, there is not assurance that management will be successful in obtaining financing or if any financing is obtained, that it will be on terms favorable or acceptable to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Liaison Design Group, LLC for all periods presented and the accounts and transactions of LDG, Inc. from September 26, 2003. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change are the realization of accounts receivable and the depreciable lives of property and equipment.

Accounts Receivable -The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At September 30, 2006 and December 31, 2005, management believes and history has shown that the receivables are fully collectable within one year, and no allowance for doubtful accounts was deemed necessary.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of office equipment and furniture and fixtures is calculated over estimated useful lives of three to ten years on a straight-line basis. Depreciation expense for the three and nine months ended September 30, 2006 and 2005 (unaudited) was $160, $370, $5,452 and $4,528, respectively.

Income Taxes - The Company was taxed as a partnership prior to September 26, 2003, under the provisions of the Internal Revenue Code. All taxable revenue and deductions were passed through to the Company's members. Effective September 26, 2003, the Company became subject to state and federal income taxes as a corporation. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary.

LDG, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition - The Company provides graphic design services to its customers. The Company recognizes revenue when all services have been completed, products have been delivered and have been accepted by the customer, the fee for services is fixed or determinable and collection of the fee is probable.

Concentration of Credit Risk - For the nine months ended September 30, 2006, two customers represented 21.09%, and 44.14%, respectively, of total revenue. For the nine months ended September 30, 2005, three customers represented 16.53%, 44.84%, and 28.41%, respectively, of total revenue. Loss of one or more of these customers could adversely affect the Company's financial condition in the near term.

Sambrick Communications, Inc. ("Sambrick"), a stockholder of the Company, was the customer that represented 44.14%, and 44.84% of total revenue for the nine months ended September 30, 2006 and 2005, (unaudited), respectively. Revenue from Sambrick is classified as >Revenue - related party' in the accompanying statements of operations.

Rent Expense - The Company leases office space from Sambrick on a month-to-month basis. Rent expense for the nine months ended September 30, 2006 and 2005 (unaudited) was $5,130 and $5,130, respectively.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. The Company had no dilutive potential common shares as of September 30, 2006 and 2005 (unaudited).

Recent Accounting Pronouncements

Inventory Costs - In November 2004, the FASB issued Statement of Financial Accounting Standard, or SFAS No. 151, Inventory Costs, which is an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires the allocation of fixed production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006 and resulting adjustments will be made on prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on its business, results of operations or financial position.

Exchange of Nonmonetary Assets - In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the operations of the Company.

LDG, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20 and SFAS No. 3. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment is made to the opening balance of retained earnings or accumulated deficit for that period rather than being reported in statement of operations. The adoption of SFAS No. 154 is not expected to have a material impact on the Company.

Hybrid Financial Instruments - In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accrued Compensation - During the nine months ended September 30, 2006, Sandra Conklin, an officer of the Company contributed services with an estimated value of $1,000. These services were recorded as an increase to additional paid-in capital and a charge to general and administrative expense. Similar services where contributed during the nine months ended September 30, 2005, which amounted to $8,000.

In connection with an agreement in March 2003 between the Company, Sandra Conklin and Sambrick, and prior to ownership interest being transferred to LDG, Inc. from Liaison Design Group, LLC, a non-cash distribution was made to Sambrick for the resolution of an $18,000 receivable. The Company also received a non-cash contribution from Ms. Conklin in settlement of salary payable.

The Company still owed Ms. Conklin $43,957 of accrued salary as of September 30, 2006. The agreement also provided that the Company would settle $570 of Sambrick's receivables per month in lieu of the monthly $570 rent payments due to Sambrick under the office lease. During the nine months ended September 30, 2006 and 2005, the Company credited accounts receivable due to Sambrick in lieu of monthly rent payments for $5,130 and $5,130, respectively (unaudited).

Trade receivables from Sambrick appear on the balance sheet under the caption, Accounts Receivables - Related Party, for all periods presented. Revenue from sales to Sambrick appears on the statement of operations under the caption, Design Revenue - Related Party.

LDG, INC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable - Related Party - The Company has not established an allowance for doubtful accounts for its past due receivables due from Sambrick because historically the Company has realized all receivables to date through a combination of i) cash collection, and ii) settlement of rent liability due to Sambrick as the Company leases office space from Sambrick on a month-to-month basis.

NOTE 4 - INCOME TAXES

The Company has paid no federal or state income taxes. As of December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $61,391 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

Operating loss carry forward	$14,993	$17,306
Property and equipment	(1,293)	(442)
Valuation allowance	(13,700)	(16,864)

Total Deferred Tax Asset	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	December 31,	December 31,
	2005	2004
Benefit at federal statutory rate (34%)	$3,159	$(11,463)
Non-deductible expenses	5	80
Change in valuation allowance	(3,164)	11,383

Provision for Income Taxes	$-	$-

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this document. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We have been in operation since 2000 through our subsidiary corporation, Liaison Design Group, LLC.

The following discussion should be read together with the information contained in the financial statements and related notes included elsewhere in this document.

Results of operations

Overview

We were incorporated in August 2003 as the parent company of Liaison Design Group, LLC that has been in operation since 2000. Liaison Design Group, LLC was founded as a partnership between Sandra Conklin and Sambrick Communication as an independent graphics design business to expand services and the existing customer base of Sandra Conklin and to competitively bid for the graphics design services of Sambrick Communications, a marketing and advertising company. This has allowed us to establish a position as a small graphics design company in the Research Triangle Park(RTP) area of North Carolina. However this is a very vulnerable position as it relies on a small number of companies to maintain or expand their graphics design relationship with us and few resources are available for additional customer activities. This exposes us to both downturns in the economy and the impact of the loss of key customers. We have experienced both of these in 2001-2003 and they are reflected in past financials. In early 2003, we had to decide whether to live with this uncertainty as a small local player or to evaluate becoming a regional player. Because all of our skills and assets were focused on operations, the only way to complete an expansion analysis was to acquire additional capital and to use this capital to put in place the identified activities.

Therefore the partners had to decide whether to stay as a local company, that although profitable on a cash basis, had a significant business risk of such as relying on a small number of companies to maintain or expand graphics design relationships and few available resources for additional customer activities. This exposes us to both downturns in the economy and the impact of the loss of key customers. The decision made was to develop an expansion business plan and to use this plan to raise the necessary capital to both support LDG, Inc as a corporation during completion of the expansion analysis and to fund the activities necessary for support of expansion if that was the decision. This plan was developed and the required capital was achieved through a private placement of securities in 2004

The expansion analysis plan had three key components. First was deciding if we should consider expanding. We concluded it was a worthy consideration. Second was gathering data to determine if we should expand. We did gather data by talking to potential customers outside our local area and found that there was a demand for our services. Accordingly we decided we should expand. The third was implementation of the expansion decision. Our key consideration throughout was potential increase in revenues. We concluded if we expanded operations, we could increase revenues. Also, we decided that Sandra Conklin, our President, would lead the expansion activities while Seamus Duerr, our Vice President, would maintain our current local activities in order to maintain our current positive cash position.

It was clearly understood that the expenses associated with completing the private placement, the registration of those securities, the audit expenses of a corporation versus an LLC as well as the expansion activities identified in the private placement would result in operating at a loss during this period but this loss was to be covered by the capital raised during the private placement.

The first key component, the identification of the expansion elements and their cost was completed in 2004 as part of the private placement. The cost of the expansion analysis was estimated to be $20,000. The planned components of this analysis and their targeted expenses were an expanded website at a cost of $2,000, establishment of a regional potential customer data base at a cost of $3,000, focused marketing materials and advertising based on penetrating the additional customers identified in this data base at a cost of $5,000 and salaries/contract payments to focused marketing/sales individuals to follow-up the marketing and advertising materials of $10,000. It was determined early that we needed an expanded web sight and Seamus Duerr was working on the updated website. The associated expenses have been reflected in general and administrative salary expenses. Ms. Conklin, as stated earlier, led the second key component of the plan which was the gathering of the customer data from regional sources with specific focus on customers in Liaison's existing areas of customer expertise (IT & biotech). The status is that she has been accumulating and analyzing data and data sources for the establishment of the expanded customer database through a number of publicly available sources which identify the target potential groups that could use our services. There is significant data available from chambers of commerce and local business journals that supported this effort for the Wilson/Rocky Mount areas, Fayetteville/Southern Pines/Pinehurst/Aberdeen, the Triad area of Greensborough/Winston Salem/High Point, Charlotte as well as an expanded view of the Research Triangle Area (Raleigh/Durham/Chapel Hill) of North Carolina. Based upon the information we gathered from potential customers, we concluded that although there was customer potential that immediate full scale expansion across the total regional area was not feasible as an initial step because the full expansion would exceed available financial and business resources, however the decision was made to proceed with expansion on a slower progression, targeting the Research Triangle area as well as the contiguous areas of Wilson/Rocky Mount and Fayetteville/Southern Pines/Pinehurst/Aberdeen. This will be further expanded at the time that the initial expansion becomes profitable. The expenses associated with this evaluation and analysis effort are shown in the Financial Statements as Contributed Services-Officer in Stockholders Equity and as part of the contributed services, general and administrative expenses under Note 3-Related Party Transactions, Accrued Services. Therefore initial steps toward a phased implementation of development of the required marketing and advertising materials as well as the hiring/contracting for follow-up sales calls has begun. Specifically, potential sales/marketing individuals are being interviewed and a planning session to develop both the required support materials and initial customer targets is being scheduled for the second half of 2006, assuming that the identified marketing person is available to participate. No funds have been expended to date on these activities.

An important part of this planning session will be to match the target expansion expenses from the private placement to this phased rollout to ensure that the available funds are sufficient. To date, all areas that had target expenses have fit within the expenses allocated and it is expected that sufficient funds exist to complete this plan.

Third Quarter 2006 compared to Third Quarter 2005

	2006	2005
Revenue	18,491	31,750
COGS	9,115	11,524
Gross Profit	9,376	20,226
Gross Profit	50.7%	63.7%
Expenses	18,440	18,461
Profit(loss)	(9,064)	1,765

The significantly decreased revenue primarily came from reduced work from Sambrick Communicsations (Related Party Revenue) due to a decrease in their overall business and some from decreased revenue from Delta Consolidated Industries (DCI) that could not be offset by increased business from three new customers, PBR Group, Riverturn and TD Systems Group. The lack of a comparable drop in cost of goods sold was caused by the shift from Sambrick Communications that contracts their own less profitable printing to the new customers where LDG, Inc contracted the printing. This also exacerbated the gross profit drop and caused the gross profit percent to drop. Expenses were flat year-to-year. This resulted in a significant loss in 2006 versus a small profit in 2005.

January-September 2006 compared to January-September 2005

	2006	2005
Revenue	71,371	86,872
COGS	32,839	31,819
Gross Profit	38,532	55,053
Gross Profit%	54.0%	63.4%
Expenses	73,844	46,408
Profit (loss)	(35,312)	8,645

The decreased revenue year to year came from two sources. Business from Sambrick Communications, the related party, decreased by almost $6,000 while the rest came from decreased business from Delta Consolidated Industries (DCI). Both Sambrick Communications and DCI contract for their own printing so the year-to-year costs were about flat. Therefore there was a significant decrease in both gross profit and gross profit percent. There were also significantly expenses associated with final registration and this significant increase in professional fees which is the primary driver although there was some increase in Office Expense ($1,200) caused by the production of new marketing materials as well as payroll ($1,200). The result of lower revenue at a flat cost and increased expenses meant that LDG, Inc had a significant loss in 2006 versus a profit in 2005.

Liquidity and Capital Resources

Trends

The most important trends are that although Sambrick Communication and Delta Consolidated Industries revenue had a significant decrease, especially in the third quarter of 2006, LDG, Inc. has been able to acquire new customers and Sambrick Communication is projecting revenue more like the first half of 2006 which was up year to year. LDG is projecting increased revenues unless there is a significant regional business downturn. There has been significant additional non-operating expenses in 2006 as we spent money on responses to the SEC's Division of Corporate Finance's comments and for promotional activities in our expansion geographical area as described in the expansion analysis. The former should significantly decrease while there is still some exposure to the latter until the expansion activities are complete.

Internal and External Liquidity

To date, we have been funded through capital from our existing owners and through the sale of 1,680,000 shares of common stock in a private placement. The total cost of the private placement was approximately $48,000 comprised of $21,000 for legal services, $2,000 for filing fees and $25,000 for accounting.

The initial capital of approximately $25,000 was supplied by Sambrick Communication, a corporation owned and controlled by Frank Sambrick, one of the LDG directors, in exchange for, at that time, 60% ownership in Liaison Design Group, LLC. At the time of the transaction, it was agreed that in order to facilitate freedom of operation, including the potential raising of additional capital, that no operational funds would be used to refund this capital and that only in the case of a liquidation of Liaison Design Group, LLC would these funds be returned to Sambrick Communication. There is nothing in writing to evidence the foregoing. The agreement was entirely oral. Currently, our officers and directors will not loan additional funds.

During the 2001-2003 period, Sambrick Communications had an increasing account receivable due to LDG. LDG decided to accept stock, cash and office space to reduce the account receivable due. In addition, it was decided at this time to expand ownership to include Seamus Duerr and to also take the opportunity to reduce the accrued salary owed Sandra Conklin. Therefore in February 2003 terms for an agreement were developed that were implemented in March 2003 that included reducing Sambrick Communication accounts receivables, reducing accounts payable-accrued salary to Sandra Conkilin and establishing the change in ownership among Sandra Conklin (40%), Sambrick Communication (30%) and Seamus Duerr (30%). Both the agreed terms and the implementation of the agreement as an amendment to the then Liaison Design Group Operating Agreement have been attached as exhibits.

All of the terms of the February agreement have been implemented except the repayment of Sambrick Communications Capital Account. This was to begin March 2004. Sambrick Communication has agreed to revert to the previously discussed verbal agreement on recovery of the initial contributed capital. Under the terms of the agreement, we were relieved from the payment of $18,000 of accrued salary due to Ms. Conklin by Sambrick Communication's transfer of 2,400,000 shares of our common stock to Ms. Conklin (30% of Liaison Design Group). We also settled $18,000 of trade accounts receivable from Sambrick Communications as part of the same transaction. The

$18,000 dollar amount occurred because the shares transferred to Mr. Conklin were valued at $18,000 based upon the price the shares were resold for cash by Ms. Conklin to Mr. Duerr. After the transaction, LDG still owed Ms. Conklin $43,957 of accrued salary as of September 30, 2006 (unaudited). This amount will be paid in cash but Ms. Conklin has verbally agreed to not take the payment until such time as it would not impact LDG, Inc. operations. Our agreement also provided that LDG would settle $570 of Sambrick Communciations's receivables per month in lieu of the monthly $570 rent payments due to Sambrick Communications under the office lease until outstanding accounts receivables were settled. During the years ended December 31, 2005, 2004, and 2003, the Company credited $6,840 of accounts receivable due to Sambrick Communication in lieu of rent payments for those three years. Therefore, Sambrick Communications settled accounts receivable through $9,136 in cash, $6,840 in rental offset and the $18,000 ownership change discussed above in 2003. In 2004 Sambrick Communications settled accounts receivable through $19,040 in cash and $6,840 in rental office space. In 2005 Sambrick Communication settled Accounts receivable through $34,214 in cash and $6,840 in rental office space. Through September 2006, Sambrick Communications settled $30,206 in cash and $5,130 in rental office space.

Material Commitments

We do not have any material commitments beyond those shown on the balance sheet, which includes $43,957 owed to Sandra Conklin for past wages. The past wages will be paid from revenues from operations. The past wages do not accrue interest.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis or Plan of Operation, where such policies affect our reported and expected financial results. The preparation of this Form SB-2 registration statement requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Liaison Design Group, LLC, our subsidiary, for all periods presented and our accounts and transactions from the date of our acquisition of Liaison Design Group on September 26, 2003. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change are the realization of accounts receivable and the depreciable lives of property and equipment.

Trade Accounts Receivable - We regularly review our accounts receivable and make provisions for potentially uncollectible balances. At December 31, 2005 and 2004, we believe we have incurred no material impairments in the carrying values of our accounts receivable.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of office equipment and furniture and fixtures is calculated over estimated useful lives of three to ten years on a straight-line basis.

Income Taxes - We were taxed as a partnership prior to September 26, 2003, under the provisions of the Internal Revenue Code. All taxable revenue and deductions were passed through to our members. Effective August 22, 2003, we became subject to state and federal income taxes as a corporation. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards. As of December 31, 2005, our operating loss carryforwards were not material.

Revenue Recognition - We provide graphic design services to our customers. We recognize revenues when all services have been completed, products have been delivered and have been accepted by the customer, the fee for services is fixed or determinable and collection of the fee is probable.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. We have no dilutive potential common shares as of December 31, 2005 and 2004.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of December, 2006.

LDG, INC.

BY:	SANDRA K. CONKLIN
Sandra K. Conklin
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors