Form 10KSB
period 2006-12-31
Modigene Inc.
filed 2007-03-02
CIK 1268659

==========================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-122666

MODIGENE INC.
( formerly LDG, INC.)
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	None (IRS Employer Identification No.)

4944 Windy Hill Dr.
Raleigh, NC 27587
(Address of principal executive offices, including zip code.)

(919) 855-9200
(Registrant's telephone number, including area code)

The registrant is a shell company [   ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

=============================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year December 31, 2006: $96,328.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2006: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2007: 9,680,000 shares

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

Liaison Design Group, LLC was formed on May 11, 2000 under the laws of the State of North Carolina. We were formed on August 22, 2003 under the laws of the State of Nevada. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to us in exchange for the issuance of eight million shares of common stock to the owners of Liaison Design Group, LLC.

We conduct our operations through our wholly owned subsidiary, Liaison Design Group, LLC., a North Carolina limited liability corporation. We provide a wide range of graphic design services to our clients. Most typically, these services will include designing, developing and producing:

-	corporate identity packages, including logos, letterhead and business cards,
-	various print media, such as newspaper and magazine ads, posters, trade show booths and outdoor billboards,
-	printed collateral materials such as brochures and catalogs, and
-	design for promotional materials, such as T-shirts, coffee mugs, and pens.

We also provide web site design, high-quality scanning and extensive photo retouching as part of our menu of services. We have recently begun offering a web site design package which also includes hosting services through an unaffiliated partner.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause this plan to change.

Recent Events

Effective February 26, 2007, our Board of Directors declared a 4.3650792 for 1 forward stock split in the form of a dividend. The record date for the stock dividend is March 16, 2007, and the payment date is March 23, 2007.

On February 26, 2007, we filed Amended and Restated Articles of Incorporation (the "Amendment") with the Secretary of State of the State of Nevada which effected several changes to our Articles of Incorporation.

Pursuant to the Amendment, we increased our authorized capital stock from 100,000,000 shares of common stock, par value $0.00001, to 300,000,000 shares of common stock, par value $0.00001, and 10,000,000 shares of preferred stock, par value $0.00001.

The Amendment also changed our name from LDG, Inc. to Modigene Inc.

Our clients

While we serve a diversified client roster, which is primarily corporate clients, our target niche is new companies who are seeking to create an effective corporate identity from which they can market their business. We believe we offer our clients a more cost-effective alternative to a traditional graphic design agency because, unlike many traditional graphic design agencies, we will work for a client on a per project basis as opposed to only handling entire graphic design engagements. Because we do not require a long term commitment by our client, our business model allows our clients the freedom to work with several agencies to capture that unique look while staying within their budget.

We generally obtain new clients through referrals or by soliciting prospective clients through personal contacts and presentations by our management. The agreements with our clients are generally terminable by either party upon mutually agreed short-term notice, typically 60 to 90 days, as is the custom in the industry.

Revenues

The primary sources of our revenues are fees earned from the design and production of graphic design materials. The billing and collection procedures established by us require that billings be collected from our clients in sufficient time for us to make the corresponding payment to production, usually within 30 days of invoice. Service fees for creative and typesetting time are established on a case-by-case basis. We also charge our clients a service fee on our outside purchases of production materials, including photography and printing, which generally is 20% over the cost of such purchases. In some cases, fees are generated in lieu of a percentage of the cost and markup on outside purchases of production materials.

We consider our relationships with our clients to be good. Due to the nature of the business, any client could at some time in the future reduce its budget, or transfer to another agency all or part of its graphic design work presently placed through us. Representation of a client does not necessarily mean that we handle all graphic design work for such client exclusively. In many cases, we handle the graphic design work of only a portion of a client's products or services. We typically depend upon a core of clients from which we obtain the bulk of our revenues. For the six months ended December 31, 2006, two of our clients, Burroughs Welcome Fund and Sambrick Communications represented 66.5% or our net sales, Burroughs Welcome Fund represented 26.1%, and Sambrick Communications represented 40.4%. For the twelve months ended December 31, 2005, three of our clients, Burroughs Welcome Fund, Delta Consolidation Industries and Sambrick Communications represented 88% of our net sales. Burroughs Welcome Fund represented 19%, Delta Consolidation Industries represented 27%; and Sambrick Communications 42%. For the twelve months ended December 31. 2004, four of our clients, Burroughs Welcome Fund, SpanSet, OFM, and Sambrick Communications, represented 78.2% of our net sales. Burroughs Welcome Fund respresented 9.5%; Spanset represented 14.7%; OFM represented 14%; and, Sambrick Communications represented 40%. Sambrick Communications is owned and controlled by Frank Sambrick, one of our directors. We have no relationship with any of the other entities listed.

Materials and Services

We internally produce the design for substantially all of the materials required for our clients. The materials are advertisements, brochures, promotional materials, catalogues, direct mail pieces, annual reports, corporate identity packages, product and software packaging, and web site designs. Services and materials such as website software design, website hosting, photography, printing and film are generally purchased from outside vendors. We have identified numerous sources for the products and services we purchase from outside vendors. We do not maintain any written contracts with our suppliers. Substantially all of such suppliers are located within Raleigh, North Carolina.

Government Regulation

We are not subject to any state or federal regulation.

Marketing

We intend to market our services in the Piedmont and central area of North Carolina through traditional sources such as magazines, newspaper advertising, billboards, telephone directories, flyers/mailers, brochures and pamphlets. We intend to spend between $5,000 and $7,500 on such marketing during the next twelve months. The Piedmont/central area of North Carolina falls between the coastal plains in the east and the mountains in the west.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations. Currently, we are not aware of any facts or circumstances that would give rise to any legal proceedings or possible judgments.

Competition

The graphic design industry is highly competitive. Agencies of all sizes strive to attract new clients or accounts from existing clients. In addition, many companies have in-house departments, which handle all, or a portion of their graphic design work. Competition in the graphic design industry depends to a large extent on the client's perception of the quality of an agency's creative product. As we have grown our operation we have had to compete more frequently against larger companies. These larger companies generally have substantially greater financial resources, personnel and facilities than us. We believe we are able to compete on the basis of the quality of our product, service, and personal relationships with clients and reputation.

Property

We lease approximately 500 square feet of commercial space from Sambrick Communications affiliated party at an annual rental of $6,840. Sambrick Communications is owned and controlled by Frank Sandbrick, one of our directors. We believe this existing space is sufficient for our needs in the foreseeable future and we have the ability to expand easily if required.

Expansion of Business

We intend to use the proceeds from the previous private placement to increase our revenues. We intend to do this by completing the expansion analysis described in the private placement. The total identified was $20,000 and the components were an expanded website ($2,000), establishment of a regional potential customer data base ($3,000), focused marketing materials and advertising based on penetrating the additional customers identified in this data base ($5,000) and salaries/contract payments to focused marketing/sales individuals to follow-up with the identified customers ($10,000). The feasibility of collecting the data is high. We intend to begin assembling our database with potential customers we locate in the Piedmont and central areas of North Carolina.

Employees

We currently employ one full-time employee. The employee is not represented by a collective bargaining unit. We believe that the relations with our employee is good.

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates a party adverse to us in any legal proceeding. Further, we are not aware of any facts or circumstances that would give rise to any legal proceedings or possible judgments.

Risk Factors

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as of February 2, 2007. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. Currently we have no plans for additional financing. We intend to rely on our revenues for all of our capital needs. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

2. We have a limited operating history and have had losses which may occur in the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations. For the six months ended December 31, 2006, we reported revenues of $96,328. For the fiscal year ended December 31, 2005, we reported revenues of $101,402 and for the fiscal year ended December 31, 2004, we reported revenues of $85,214. We cannot guarantee you that we will ever achieve a significant increase in our revenues or that profitability will be sustained on an ongoing basis. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

3. Our success depends on the efforts of our sole officer and director. If we should lose his services, our relationships with our clients could be damaged which would adversely affect our net sales and results of operations. We rely on Peter L. Coker, our sole officer and director, for our day-to-day management, as well as nurturing and developing the relationships we have with our clients. If we should lose his services, the relationships that we have with clients as a result of his efforts on our behalf could be damaged. Because we are a relatively small company with limited revenues, the loss of relationships with our clients could adversely affect our ability to generate revenues and, therefore, our future results of operations.

4. Because we operate in a highly competitive industry, we cannot guarantee you that we will ever achieve any level of success in competing for clients with other graphic design businesses and as a result may have to suspend or cease operations . The graphic design business is very competitive. We are at a competitive disadvantage in attracting clients due to our relatively small size and somewhat limited scope of our services. In addition, there is not a significant barrier to entry by competitors. Our competitors are larger and more diversified than LDG, Inc., and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future. If we cannot achieve a level of success in competing for clients, we may have to suspend or cease operations.

5. We may need additional capital which we may not be able to obtain on acceptable terms. Any inability to raise additional capital when needed could adversely affect our growth and could result in a suspension or cessation of operations. Our future capital requirements depend on a number of factors, including our ability to grow our net sales and manage our business. If we are to substantially increase our net sales, it is likely we will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we need additional financing and cannot obtain the same, we may have to suspend or cease operations.

6. Because we do not have any insurance coverage, if a judgment is rendered against us we may not be able to pay it and we will have to cease operations. We do not carry any product liability insurance or errors and omissions insurance. Accordingly if we are sued for any reason and a judgment is rendered against us, we may not be able to pay it. If that happens we may have to cease operations.

Risks associated with this offering:

7. Because three of our shareholders, who are also promoters, own more than 50% of the outstanding shares, they will retain control of our company and will be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares. Sandra Conklin, Seamus Duerr and Sambrick Communications currently own 8,000,000 shares of our common stock and will continue to control our company. As a result, they may be able to elect all of our directors and control our operations which could decrease the price and marketability of the shares.

8. Because there is no public trading market for our common stock, you may not be able to resell your stock. There is currently no public trading market for our common stock. Therefore there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

9. Because our shares are considered penny stocks, the SEC imposes additional sales practice requirements on brokers who deal in our shares. As a result, some brokers may be unwilling to trade penny stocks. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline. Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline. See "Plan of Distribution; Terms of the Offering - Section 15(g) of the Exchange Act."

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "LDGV."A summary of trading by quarter for 2005 and 2006 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.0	$0.0
Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
First Quarter 1-1-06 to 3-31-06	$0.0	$0.0

Fiscal Year	High Bid	Low Bid
2005
Fourth Quarter 10-1-05 to 12-31-05	$0.0	$0.0
Third Quarter 7-1-05 to 9-30-05	$0.0	$0.0
Second Quarter 4-1-05 to 6-30-05	$0.0	$0.0
First Quarter 1-1-05 to 3-31-05	$0.0	$0.0

Of the 9,680,000 shares of common stock outstanding as of December 31, 2006, 8,000,000 shares were owned by our officers, directors and one other shareholder who is controlled by one of our directors and 1,680,000 shares are owned by non-affiliates. The 1,680,000 shares owned by non-affiliates have been registered for resale on a Form SB-2 registration statement that was declared effective by the SEC.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

A limited market exists for our securities, but there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

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

Results of operations:

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

Therefore the partners had to decide whether to stay as a local company, that although profitable on a cash basis, had a significant business risk of such as relying on a small number of companies to maintain or expand graphics design relationships and few available resources for additional customer activities. This exposes us to both downturns in the economy and the impact of the loss of key customers. The decision made was to develop an expansion business plan and to use this plan to raise the necessary capital to both support LDG, Inc as a corporation during completion of the expansion analysis and to fund the activities necessary for support of expansion if that was the decision. This plan was developed and the required capital was achieved through a private placement of securities in 2004

The expansion analysis plan had three key components. First was deciding if we should consider expanding. We concluded it was a worthy consideration. Second was gathering data to determine if we should expand. We did gather data by talking to potential customers outside our local area and found that there was a demand for our services. Accordingly we decided we should expand. The third was implementation of the expansion decision. Our key consideration throughout was potential increase in revenues. We concluded if we expanded operations, we could increase revenues. Also, we decided that Sandra Conklin, our former President, would lead the expansion activities while Seamus Duerr, our Vice President, would maintain our current local activities in order to maintain our current positive cash position.

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

2006 Compared to 2005
	2006	2005
Revenue	96,328	101,402
COGS	45,822	32,885
Gross Profit	50,506	68,517
Gross Profit%	52.4%	67.6%
Expenses	99,706	68,048
Profit(loss)	(49,200)	469

The slightly decreased revenue came from reduced work from Sambrick Communications (Related Party Revenue) due to a decrease in their overall business and some from decreased revenue from Delta Consolidated Industries (DCI) that could not be offset by increased business from three new customers, PBR Group, Riverturn and TD Systems Group. The lack of a comparable drop in cost of goods sold was caused by a change in accounting to allocate designer salary to specific projects as a cost rather than as an expense and the shift from companies that contract their own less profitable printing to the new customers where LDG, Inc contracted the printing. This also exacerbated the gross profit drop and caused the significant gross profit percent to drop. Expenses were also up somewhat do to increased expenses caused by final registration expenses as well as an increase in marketing expenses in support of the planned phased expansion. This resulted in a significant loss in 2006 versus a small profit in 2005.

Liquidity and Capital Resources

Trends

The most important trends are that although Sambrick Communication and Delta Consolidated Industries revenue had a significant decrease, especially in the third quarter of 2006, LDG, Inc. has been able to acquire new customers and Sambrick Communication is projecting revenue more like the first half 2006 which was up year to year. LDG is also projecting increased revenues unless there is a significant regional business downturn. There has been significant additional non-operating expenses in 2006 as we spent money on responses to the SEC's Division of Corporate Finance's comments and for promotional activities in our expansion geographical area as described in the expansion analysis. The former should significantly decrease while there is still some exposure to the latter until the expansion activities are complete.

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

During the 2001-2003 period, Sambrick Communications had an increasing account receivable due LDG. LDG decided to accept stock, cash and office space to reduce the account receivable due. In addition, it was decided at this time to expand ownership to include Seamus Duerr and to also take the opportunity to reduce the accrued salary owed Sandra Conklin. Therefore in February 2003 terms for an agreement were developed that were implemented in March 2003 that included reducing Sambrick Communication Accounts Receivables, reducing Accounts Payable-Accrued Salary to Sandra Conklin and establishing the change in ownership among Sandra Conklin (40%), Sambrick Communication (30%) and Seamus Duerr (30%). Both the agreed terms and the implementation of the agreement as an amendment to the then Liaison Design Group Operating Agreement have been attached as exhibits.

All of the terms of the February agreement have been implemented except the Repayment of Sambrick Communications Capital Account. This was to begin March 2004. Sambrick Communication has agreed to revert to the previously discussed verbal agreement on recovery of the initial contributed capital. Under the terms of the agreement, we were relieved from the payment of $18,000 of accrued salary due to Ms. Conklin by Sambrick Communication's transfer of 2,400,000 shares of our common stock to Ms. Conklin (30% of Liaison Design Group). We also settled $18,000 of trade accounts receivable from Sambrick Communications as part of the same transaction. The $18,000 dollar amount occurred because the shares transferred to Mr. Conklin were valued at $18,000 based upon the price the shares were resold for cash by Ms. Conklin to Mr. Duerr. After the transaction, LDG still owed Ms. Conklin $43,957 of accrued salary as of December 31, 2006. This amount will be paid in cash but Ms. Conklin has verbally agreed to not take the payment until such time as it would not impact LDG, Inc. operations. Our agreement also provided that the we would settle $570 of Sambrick Communciations' s receivables per month in lieu of the monthly $570 rent payments due to Sambrick Communications under the office lease until outstanding accounts receivables were settled. During the years ended December 31, 2005, 2004, and 2003, the Company credited $6,840 of accounts receivable due to Sambrick Communication in lieu of rent payments for each of those three years. Therefore, Sambrick Communications settled accounts receivable through $9,136 in cash, $6,840 in rental offset and the $18,000 ownership change discussed above in 2003. In 2004 Sambrick Communications settled accounts receivable through $19,040 in cash and $6,840 in rental office space. In 2006 Sambrick Communication settled Accounts receivable through $31,055 in cash and $6,840 in rental office space. Through January 2006, Sambrick Communications settled $1,065 in cash and $1,140 in rental office space.

Material Commitments

We do not have any material commitments beyond those shown on the balance sheet, which includes $43,957 owed to Sandra Conklin for past wages. The past wages will be paid from revenues from operations. The past wages do not accrue interest.

Off - balance sheet arrangements- LDG, Inc. has no off balance sheet arrangements. Any potentially construe arrangement has been fully discussed in the above or in the financial notes by our auditors.

PART III

ITEM 7.     FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6

HANSEN, BARNETT & MAXWELL, P.C.	Registered with the Public Company Accounting Oversight Board
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Modigene Inc.

We have audited the accompanying consolidated balance sheets of Modigene Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modigene Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and no revenue growth. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
February 2, 2007 - except Note 5 as to
which the date is February 28, 2007

MODIGENE INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS
Current Assets
Cash	$39,345	$50,385
Accounts receivable	5,742	8,252
Accounts receivable - related party	24,526	25,536
Total Current Assets	69,613	84,173

Property and Equipment
Equipment	7,030	7,030
Furniture and fixtures	1,091	1,091
Software (net of $299 and $107 in amortization)	769	662
Less: Accumulated depreciation	(6,031)	(4,528)
Net Property and Equipment	2,859	4,255

Total Assets	$72,472	$88,428

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$4,395	$402
Due to related parties	28,000	-
Accrued liabilities	47,249	46,998

Total Current Liabilities	79,644	47,400

Stockholders' Equity (Deficit)
Preffered stock - $0.00001 par, 10,000,000 shares
authorized; 0 shares outstanding	-	-
Common stock - $0.00001 par, 300,000,000 shares
authorized; 9,680,000, shares outstanding	97	97
Additional paid-in capital	108,242	107,242
Accumulated deficit	(115,511)	(66,311)

Stockholders' Equity (Deficit)	(7,172)	41,028

Total Liabilities and Stockholders' Equity (Deficit)	$72,472	$88,428

The accompanying notes are an integral part of these consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2006	2005

Design revenue	$57,423	$59,279
Design revenue - related party	38,905	42,123
Total Revenue	96,328	101,402

Cost of Revenue	45,822	32,885
Gross Profit	50,506	68,517

Operating Expenses
Depreciation and amortization	1,396	1,644
General and administrative expenses	7,373	6,674
Office expense	2,958	2,712
Payroll expense	23,990	35,189
Professional fees	53,455	11,506
Rent	6,840	6,840
Utilities	3,694	3,483
Total Operating Expenses	99,706	68,048

Net Income (Loss)	$(49,200)	$469

Basic and Diluted Income (Loss) Per Share	(0.01)	0.00

Weighted-Average Shares of Common
Stock Outstanding	9,680,000	9,680,000

The accompanying notes are an integral part of these consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2004	9,680,000	$97	$99,242	$(66,780)	$32,559

Contributed services - officer	-	-	8,000	-	8,000
Distribution of a receivable to shareholder			(6,840)		(6,840)
Contribution of rent from a shareholder			6,840		6,840
Net income	-	-	-	469	469

Balance, December 31, 2005	9,680,000	97	107,242	(66,311)	41,028

Contributed services - officer	-	-	1,000	-	1,000
Distribution of a receivable to shareholder			(6,840)		(6,840)
Contribution of rent from a shareholder			6,840		6,840
Net loss	-	-	-	(49,200)	(49,200)

Balance, December 31, 2006	9,680,000	$97	$108,242	$(115,511)	$(7,172)

The accompanying notes are an integral part of these consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$(49,200)	$469
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	1,396	1,644
Accounts receivable from
stockholder settled for rent	6,840	6,840
Contributed Services	1,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	2,510	11,218
Accounts receivable - related party	(5,830)	(7,909)
Accounts payable	3,993	(6,228)
Accounts payable - related party	28,000	-
Accrued liabilities	251	(4,778)

Net Cash Provided by (Used In) Operating Activities	(11,040)	9,256

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(4,341)
Payments received from related party	-	2,610

Net Cash Used In Investing Activities	-	(1,731)

Net Increase (Decrease) in Cash	(11,040)	7,525

Cash at Beginning of Period	50,385	42,860

Cash at End of Period	$39,345	$50,385

Supplemental Schedule of Noncash Investing and Financing Activities
Distribution of a receivable to shareholder (Note 3)	$6,840	$6,840
Contribution of a payable to shareholder (Note 3)	(6,840)	(6,840)

The accompanying notes are an integral part of these consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS CONDITION

Organization - Modigene Inc. (the "Company") was formed on May 11, 2000 under the laws of the State of North Carolina. LDG, Inc. was formed on August 22, 2003 under the laws of the State of Nevada. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to Modigene Inc. in exchange for the issuance of eight million shares of common stock to the owners of Liaison Design Group, LLC.

The incorporation of the Company into Modigene Inc. has been accounted for as a reorganization of the Company. The assets and liabilities of the Company remained at their historical cost. The accompanying financial statements present the operations of the Company prior to the reorganization and all periods presented have been retroactively adjusted for the effects on loss per share and the number of shares of common stock outstanding in a manner similar to a stock split, as though the shares of common stock issued in the reorganization had been outstanding for all periods presented.

Nature of Operations - The Company specializes in providing advertising and graphic design services primarily to corporate clients. The Company's services include the design and production of corporate identity packages and promotional materials.

Business Condition - During the years ended December 31, 2006 and 2005, the Company had profit (loss) from operations of $(49,200) and $469, respectively, and at December 31, 2006 the Company had an accumulated deficit of $7,172. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to arrange equity financing for use in operations; however, there is no assurance that management will be successful in obtaining financing or if any financing is obtained, that it will be on terms favorable or acceptable to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Cash Equivalents and Concentration of Risk - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Of the entire balance of $39,345 cash and cash equivalents balance at December 31, 2006 was insured by federal depository insurance.

Trade Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At December 31, 2006 and 2005, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment - Property and equipment are recorded at cost. Depreciation of office equipment and furniture and fixtures is calculated over estimated useful lives of three to ten years on a straight-line basis. Depreciation expense for the years ended December 31, 2006 and 2005 was $1,396 and $1,644, respectively.

Income Taxes - The Company was taxed as a partnership prior to September 26, 2003, under the provisions of the Internal Revenue Code. All taxable revenue and deductions were passed through to the Company's members. Effective September 26, 2003, the Company became subject to state and federal income taxes as a corporation. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary. See Note 4.

Revenue Recognition - The Company provides advertising and graphic design services to its customers. The Company recognizes revenue when all services have been completed, products have been delivered and have been accepted by the customer, the fee for services is fixed or determinable and collection of the fee is probable.

Concentration of Credit Risk - For the year ended December 31, 2006, two customers represented 26.0% and 40.4%, respectively, of total revenue. Loss of one or more of these customers could adversely affect the Company's financial condition in the near term. Sambrick Communications, Inc. ("Sambrick"), a stockholder of the Company, was the customer that represented 40.4% of total revenue for the year ended December 31, 2006. Revenue from Sambrick is classified as 'Revenue - stockholder' in the accompanying statements of operations.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Rent Expense - The Company leases office space from Sambrick on a month-to-month basis. Rent expense for the years ended December 31, 2006 and 2005 was $6,840 for each year.

Income/Loss Per Share - Basic income/loss per share is computed by dividing net income/loss by the weighted-average number of common shares outstanding. The Company had no dilutive potential common shares as of December 31, 2006 and 2005.

Shipping Costs - Costs to ship products to customers are charged to operations as incurred. During the years ended December 31, 2006 and 2005, the Company recognized shipping costs of $240 and $29, respectively, in cost of goods sold.

Recent Accounting Pronouncements

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Accrued Compensation - During the year ended December 31, 2006, Sandra Conklin, an officer of the Company contributed services with an estimated value of $1,000. These services were recorded as an increase to additional paid-in capital and a charge to professional fees expense. Similar services where contributed during the year ended December 31, 2005, which amounted to $8,000.

The Company owed Ms. Conklin $43,957 of accrued salary as of December 31, 2006 and 2005.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company has an agreement with a related party (Sambrick Communications) that provides that the Company will settle $570 of Sambrick's receivables per month in lieu of the monthly $570 rent payments due to Sambrick under the office lease. During the years ended December 31, 2006 and 2005, the Company credited $6,840 of accounts receivable due to Sambrick in lieu of monthly rent payments for both years.

Trade receivables from Sambrick appear on the balance sheet under the caption, 'Accounts receivable - related party for all periods presented. Revenue from sales to Sambrick appears on the statement of operations under the caption, 'Revenue - related party.'

Loans by Related Party - The husband of the majority shareholder loaned the company $28,000 during the year. Interest on the loans is 5% annually. The loan is to be repaid by December 29, 2007.

Accounts Receivable - Related Party - The Company has not established an allowance for doubtful accounts for its past due receivables due from Sambrick because historically the Company has realized those receivables through a combination of i) cash collection, ii) settlement of rent liability due to Sambrick (the Company leases office space from Sambrick on a month-to-month basis), and iii) if necessary, the Company believes it can cause Sambrick to relinquish additional shares of common stock in a manner similar to the March 2003 agreement discussed above.

In the past, accounts receivable - related party had a portion which was older than twelve months and was therefore reclassified as a long-term due from shareholder. The long term balance changes as payments are applied to oldest invoices first. The amount of the long-term portion of shareholder receivable is $0 and $0, for December 31, 2006 and 2005, respectfully.

NOTE 4 - INCOME TAXES

The Company has paid no federal or state income taxes. As of December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $91,889 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2006 and 2005 are as follows:

As of December 31,	2006	2005

Operating loss carry forward	$34,278	$14,993
Property and equipment	(2,250)	(1,293)
Valuation allowance	(32,028)	(13,700)

Total Deferred Tax Asset	$-	$-

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

For the years ended December 31,	2006	2005
Benefit at federal statutory rate (34%)	$(18,352)	$3,159
Non-deductible expenses	23	5
Change in valuation allowance	18,329	(3,164)

Provision for Income Taxes	$-	$-

NOTE 5 - SUBSEQUENT EVENTS

As of February 26, 2007, the Company amended its articles of incorporation. In doing so, the Company changed its name from LDG, Inc. to Modigene Inc. Under the new name, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both having a $0.00001 par value. The financial statements have been changed to reflect the authorizations. The Preferred Stock may be issued from time to time in one or more series.

The board of directors declared a 4.3650792-to-1 forward stock split in the form of a dividend. The record date of the dividend is March 16, 2007 and the payment date is March 23, 2007.

The officers and directors of the Company also resigned as of February 26, 2007 and a sole director was appointed.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2006, included in this report have been audited by Hansen, Barnett & Maxwell, P.C., Certified Public Accountants, 5 Triad Center, Suite 750, Salt Lake City, UT 84180-1128 as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Peter L. Coker	64	president, principal executive officer, treasurer, principal chief
12804 Morehead		financial office, secretary and sole member of the board of
Chapel Hill, NC 27517		directors

Mr. Coker has held his position since February 26, 2007 and is expected to hold his position until the next annual meeting of our stockholders. Mr. Coker was appointed to his position upon the resignations our officers and directors, Sandra K. Conklin, Seamus Duerr, and Frank Sambrick. The resignations were not as a result of any disagreements with us.

Background of our sole officer and director

Peter L. Coker - President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and our sole director.

Since February 26, 2007, Peter L. Coker has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors. Mr.Coker has served as secretary and member of the board of directors of Design Source, Inc., a company involved in developing a website that will offer commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to interior designers, since September 2003. Since January 2004 Mr. Coker has been a managing director of Tryon Capital Ventures, LLC, which is engaged in the business of assisting and promoting start-up companies. Previously, Mr. Coker served as managing director of Tryon Capital Holdings from January 2000 to December 2003. Mr. Coker is a director of eTrials Worldwide, Inc. and has served on the Board of Directors of the North Carolina State University Investment Fund since June 1998. Mr. Coker received his BS and Masters degree in Economics from North Carolina State University.

Conflicts of Interest

There are no conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Peter L. Coker	2006	0	0	0	0	0	0	0	0
President	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

Sandra K. Conklin	2006	0	0	0	0	0	0	0	0
President and Treasurer	2005	0	0	0	0	0	0	0	0
(resigned)	2004	0	0	0	0	0	0	0	0

Seamus Duerr	2006	55,000	0	0	0	0	0	0	0
Vice President and	2005	50,000	0	0	0	0	0	0	0
Secretary	2004	42,000	0	0	0	0	0	0	0
(resigned)

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Peter L. Coker	0	0	0	0	0	0	0

Sandra K. Conklin	0	0	0	0	0	0	0
(resigned)

Seamus Duerr	0	0	0	0	0	0	0
(resigned)

Frank Sambrick	0	0	0	0	0	0	0
(resigned)

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

			Number of	Percentage of
			Shares After	Ownership After
		Percentage of	this	the Private
	Number of	Ownership	Offering	Placement
Name and Address	Shares Before	Before	Assuming all of	Assuming all of
Beneficial Owner [1]	this Offering	this Offering	the Shares are Sold	the Shares are Sold

Peter L. Coker	0	0.00%	0	0.00%
12804 Morehead
Chapel Hill, NC 27517

All officers and directors
as a group (1 individuals)	0	0.00%	0	0.00%

Sandra K. Conklin
2201 Landings Way
Raleigh, NC 27615	3,200,000	33.06%	3,200,000	33.06%

Seamus Duerr
4631 Malone Court
Raleigh, NC 27616	2,400,000	24.79%	2,400,000	24.79%

Frank Sambrick [2]
4494A Windy Hill Dr.
Raleigh, NC 27609	2,400,000	24.79%	2,400,000	24.79%

[1]	The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended.
[2]	The shares of common stock are held in the name of Sambrick Communications, Inc., which is owned and controlled by Frank Sambrick.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We were formed on August 22, 2003 under the laws of the State of Nevada. Our subsidiary company, Liaison Design Group, LLC was formed on May 11, 2000 under the laws of the State of North Carolina. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to us in exchange for the issuance of eight million shares of common stock to the owners of Liaison Design Group, LLC.

The incorporation of Liaison Design Group into us has been accounted for as a reorganization of Liaison Design Group. The assets and liabilities of Liaison Design Group remained at their historical cost. The accompanying financial statements present the operations of Liaison Design Group prior to the reorganization and all periods presented have been retroactively adjusted for the effects on loss per share and the number of shares of common stock outstanding, in a manger similar to a stock split, as though the shares of common stock issued in the reorganization had been outstanding for all periods presented.

We rent office space on a month to month basis from Sambrick Communications at a rate of $6,840 per year. There is no written agreement for the lease. It is oral. Sambrick Communications contracts graphic design services from us. There are no written agreements with Sambrick Communications for rendering services. Our agreements with Sambrick are oral. Revenues from Sambrick Communications amounted to $30,655 and $42,123 and $38,905 for the years ended December 31, 2004, 2005 and 2006 respectively.

On September 26, 2003, Sandra Conklin, Seamus Duerr and Sambrick Communications, Inc. sold all of their interest in and to Liaison Design Group, LLC. to us in exchange for 8,000,000 restricted shares of our common stock.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-122666 on February 9, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
10.1	Limited Liability Company Operating Agreement.
10.2	Stock Purchase Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-122666 on November 9, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

10.3	Amendment to Limited Liability Operating Agreement
10.4	Amendment to Partnership Agreement

The following Exhibits are incorporated herein by reference from our Form 8-K filed with the Securities and Exchange Commission on February 27, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Restated Articles of Incorporation

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$11,589	Hansen, Barnett & Maxwell, P.C., Certified Public Accountants
2005	$29,979	Hansen, Barnett & Maxwell, P.C., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$8,587	Daniel L. Riddle, CPA
2005	$6,250	Daniel L. Riddle, CPA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$677	Daniel L. Riddle, CPA
2005	$1,186	Daniel L. Riddle, CPA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$934	Daniel L. Riddle, CPA
2005	$1,078	Daniel L. Riddle, CPA

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2007.

MODIGENE INC.

BY:	PETER L. COKER
Peter L. Coker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, Secretary, and sole member of the Board of Directors