Form 10KSB/A
period 2006-12-31
Modigene Inc.
filed 2007-03-07
CIK 1268659

==========================================================================================================

FORM 10-KSB/A

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

The Europa Center
100 Europa Drive, Suite 455
Chapel Hill, NC 27517-2369
(Address of principal executive offices, including zip code.)

(919) 933-2720
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

ITEM 1.     DESCRIPTION OF BUSINESS

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

The Amendment and name change were the result of our decision in February 2007 to de-emphasize our prior business plan.  In this regard, as previously reported, on February 26, 2007 our former officers and directors resigned and Peter L. Coker became our sole officer and director.

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly-held company.  As previously reported, we are currently engaged in discussions with Modigene Inc., a Delaware corporation, regarding the possibility of a reverse triangular merger (the "Merger") involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Modigene Inc., on February 26, 2007 we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to LDG, Inc. or adopt another name not similar to Modigene.

The disclosure in this report, except to the extent specifically indicated otherwise, is based upon our prior business plan.

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

We consider our relationships with our clients to be good. Due to the nature of the business, any client could at some time in the future reduce its budget, or transfer to another agency all or part of its graphic design work presently placed through us. Representation of a client does not necessarily mean that we handle all graphic design work for such client exclusively. In many cases, we handle the graphic design work of only a portion of a client's products or services. We typically depend upon a core of clients from which we obtain the bulk of our revenues. For the six months ended December 31, 2006, two of our clients, Burroughs Welcome Fund and Sambrick Communications represented 66.5% or our net sales, Burroughs Welcome Fund represented 26.1%, and Sambrick Communications represented 40.4%. For the twelve months ended December 31, 2005, three of our clients, Burroughs Welcome Fund, Delta Consolidation Industries and Sambrick Communications represented 88% of our net sales. Burroughs Welcome Fun d represented 19%, Delta Consolidation Industries represented 27%; and Sambrick Communications 42%. For the twelve months ended December 31. 2004, four of our clients, Burroughs Welcome Fund, SpanSet, OFM, and Sambrick Communications, represented 78.2% of our net sales. Burroughs Welcome Fund respresented 9.5%; Spanset represented 14.7%; OFM represented 14%; and, Sambrick Communications represented 40%. Sambrick Communications is owned and controlled by Frank Sambrick, one of our former directors. We have no relationship with any of the other entities listed.

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

Property

We lease approximately 500 square feet of commercial space from Sambrick Communications affiliated party at an annual rental of $6,840. Sambrick Communications is owned and controlled by Frank Sandbrick, one of our former directors. We believe this existing space is sufficient for our needs in the foreseeable future and we have the ability to expand easily if required.

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

Employees

We currently employ one full-time employee. The employee is not represented by a collective bargaining unit. We believe that the relations with our employee are good.

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

5. We may need additional capital which we may not be able to obtain on acceptable terms. Any inability to raise additional capital when needed could adversely affect our growth and could result in a suspension or cessation of operations. Our future capital requirements depend on a number of factors, including our ability to grow our net sales and manage our business. If we are to substantially increase our net sales, it is likely we will seek to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferenc es or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we need additional financing and cannot obtain the same, we may have to suspend or cease operations.

6. Because we do not have any insurance coverage, if a judgment is rendered against us we may not be able to pay it and we will have to cease operations. We do not carry any product liability insurance or errors and omissions insurance. Accordingly if we are sued for any reason and a judgment is rendered against us, we may not be able to pay it. If that happens we may have to cease operations.

7. Because three of our shareholders own more than 50% of the outstanding shares, they will retain control of our company and will be able to decide who will be directors and you may not be able to elect any directors which could decrease the price and marketability of the shares. Sandra Conklin, Seamus Duerr and Sambrick Communications currently own 8,000,000 shares of our common stock and will continue to control our company. As a result, they may be able to elect all of our directors and control our operations which could decrease the price and marketability of the shares.

8. Because there is no public trading market for our common stock, you may not be able to resell your stock. While our common stock is eligible for quotation and trading on the OTC Bulletin Board, there has been no public trading market for our common stock. Therefore there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

9. Because our shares are considered penny stocks, the SEC imposes additional sales practice requirements on brokers who deal in our shares. As a result, some brokers may be unwilling to trade penny stocks. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline. Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline. See "Item 5. Market for Common Stock and Related Stockholder Matters - Section 15(g) of the Securities Exchange Act."

ITEM 2.     DESCRIPTION OF PROPERTY

Please see "Item 1. Description of Business - Property".

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

While our common stock is eligible for quotation and trading on the OTC Bulletin Board under the symbol "LDGV," there have not been any publicly reported trades in our common stock.

Of the 9,680,000 shares of common stock outstanding as of December 31, 2006, 8,000,000 shares were owned by our then-current officers, directors and one other shareholder who is controlled by one of the directors and 1,680,000 shares were owned by non-affiliates. The 1,680,000 shares owned by non-affiliates have been registered for resale on a Form SB-2 registration statement that was declared effective by the SEC. As of January 9, 2007, we had 53 shareholders of record.

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

Section 15(g) of the Securities Exchange Act of 1934

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

Securities authorized for issuance under equity compensation plans

As of December 31, 2006 we did not have any equity compensation plans. In February 2007 we adopted our 2007 Stock Option Plan, pursuant to which up to 3,000,000 shares of our common stock may be reserved for issuance upon the grant of awards under the 2007 Plan. As of the date of this report, no awards have been granted under the 2007 Plan.

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

We have been in operation since 2000 through our subsidiary, Liaison Design Group, LLC.

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

The first key component, the identification of the expansion elements and their cost was completed in 2004 as part of the private placement. The cost of the expansion analysis was estimated to be $20,000. The planned components of this analysis and their targeted expenses were an expanded website at a cost of $2,000, establishment of a regional potential customer data base at a cost of $3,000, focused marketing materials and advertising based on penetrating the additional customers identified in this data base at a cost of $5,000 and salaries/contract payments to focused marketing/sales individuals to follow-up the marketing and advertising materials of $10,000. It was determined early that we needed an expanded web sight and Seamus Duerr was working on the updated website. The associated expenses have been reflected in general and administrative salary expenses. Ms. Conklin, as stated earlier, led the second key component of the plan which was the gathering of the customer data from regional sources with specific focus on customers in Liaison's existing areas of customer expertise (IT & biotech). The status is that she has been accumulating and analyzing data and data sources for the establishment of the expanded customer database through a number of publicly available sources which identify the target potential groups that could use our services. There is significant data available from chambers of commerce and local business journals that supported this effort for the Wilson/Rocky Mount areas, Fayetteville/Southern Pines/Pinehurst/Aberdeen, the Triad area of Greensborough/Winston Salem/High Point, Charlotte as well as an expanded view of the Research Triangle Area (Raleigh/Durham/Chapel Hill) of North Carolina. Based upon the information we gathered from potential customers, we concluded that although there was customer potential that immediate full scale expansion across the total regional area was not feasible as an initial step because the full expansion would exceed available financial and b usiness resources, however the decision was made to proceed with expansion on a slower progression, targeting the Research Triangle area as well as the contiguous areas of Wilson/Rocky Mount and Fayetteville/Southern Pines/Pinehurst/Aberdeen. This will be further expanded at the time that the initial expansion becomes profitable. The expenses associated with this evaluation and analysis effort are shown in the Financial Statements as Contributed Services-Officer in Stockholders Equity and as part of the contributed services, general and administrative expenses under Note 3-Related Party Transactions, Accrued Services. Therefore initial steps toward a phased implementation of development of the required marketing and advertising materials as well as the hiring/contracting for follow-up sales calls has begun. Specifically, potential sales/marketing individuals are being interviewed and a planning session to develop both the required support materials and initial customer targets is being scheduled for the s econd half of 2006, assuming that the identified marketing person is available to participate. No funds have been expended to date on these activities.

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

The initial capital of approximately $25,000 was supplied by Sambrick Communication, a corporation owned and controlled by Frank Sambrick, one of the LDG directors, in exchange for, at that time, 60% ownership in Liaison Design Group, LLC. At the time of the transaction, it was agreed that in order to facilitate freedom of operation, including the potential raising of additional capital, that no operational funds would be used to refund this capital and that only in the case of a liquidation of Liaison Design Group, LLC would these funds be returned to Sambrick Communication. There is nothing in writing to evidence the foregoing. The agreement was entirely oral. Currently, our sole officer and director will not loan additional funds.

During the 2001-2003 period, Sambrick Communications had an increasing account receivable due LDG. LDG decided to accept stock, cash and office space to reduce the account receivable due. In addition, it was decided at this time to expand ownership to include Seamus Duerr and to also take the opportunity to reduce the accrued salary owed Sandra Conklin. Therefore in February 2003 terms for an agreement were developed that were implemented in March 2003 that included reducing Sambrick Communication Accounts Receivables, reducing Accounts Payable-Accrued Salary to Sandra Conklin and establishing the change in ownership among Sandra Conklin (40%), Sambrick Communication (30%) and Seamus Duerr (30%). Both the agreed terms and the implementation of the agreement as an amendment to the then Liaison Design Group Operating Agreement have been incorporated by reference into this report as exhibits.

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

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS CONDITION

Organization - Liaison Design Group, LLC was formed on May 11, 2000 under the laws of the State of North Carolina. LDG, Inc. (now known as Modigene Inc.) was formed on August 22, 2003 under the laws of the State of Nevada. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to Modigene Inc. in exchange for the issuance of eight million shares of common stock to the owners of Liaison Design Group, LLC.

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

Recent Accounting Pronouncements

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20 and SFAS No. 3. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment is made to the opening balance of retained earnings or accumulated deficit for that per iod rather than being reported in statement of operations. The adoption of SFAS No. 154 is not expected to have a material impact on the Company.

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Since February 26, 2007, Peter L. Coker has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors. Mr.Coker has served as secretary and member of the board of directors of Design Source, Inc., a company involved in developing a website that will offer commercial upholstery, drapery, bedspread, panel, and wall covering fabrics to interior designers, since September 2003. Since January 2004 Mr. Coker has been a managing director of Tryon Capital Ventures, LLC, which is engaged in the business of assisting and promoting start-up companies. Previously, Mr. Coker served as managing director of Tryon Capital Holdings from January 2000 to December 2003. Mr. Coker is a director of eTrials Worldwide, Inc. and has served on the Board of Directors of the North Carolina State University Investment Fund since June 1998. Mr. Coker received his BS and Masters degree in Economics from North Carolina Sta te University.

Conflicts of Interest

There are no conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of co mpetent jurisdiction in a civil action o r by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors (currently one individual). The purpose of the committee will be to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

Long-Term Incentive Plan Awards

During the year ended December 31, 2006 we did not have any long-term incentive plans that provided compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of her shares and possess sole voting and dispositive power with respect to the shares.

	Number of	Percentage of
	Shares	Ownership
Name and Address of	Owned Before	Before
Beneficial Owner	this Offering	this Offering

Peter L. Coker	0	0.00%
12804 Morehead
Chapel Hill, NC 27517

All officers and directors
as a group (1 individuals)	0	0.00%

Sandra K. Conklin [1]
2201 Landings Way
Raleigh, NC 27615	3,200,000	33.06%

Seamus Duerr [1]
4631 Malone Court
Raleigh, NC 27616	2,400,000	24.79%

Frank Sambrick [2]
4494A Windy Hill Dr.
Raleigh, NC 27609	2,400,000	24.79%

[1]	The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended.
[2]	The shares of common stock are held in the name of Sambrick Communications, Inc., which is owned and controlled by Frank Sambrick.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Board of Directors currently consists of Peter L. Coker, who is also our sole officer. Mr. Coker would not be deemed to be an "independent" director.

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

The following Exhibits are incorporated herein by reference from our Form 8-K filed with the Securities and Exchange Commission on February 27, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March, 2007.

MODIGENE INC.

BY:	PETER L. COKER
Peter L. Coker
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, Secretary, and sole member of the Board of Directors