Form 10QSB
period 2007-03-31
Modigene Inc.
filed 2007-05-07
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-110240

Modigene Inc.
(Exact name of Registrant as specified in its charter)

Nevada	None
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

The Europa Center
100 Europa Drive, Suite 455
Chapel Hill, NC 27517-2369	Telephone: (919) 933-2720
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 42,253,972 shares of common stock issued and outstanding at April 16, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. The results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

MODIGENE INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets as of
March 31, 2007 and December 31, 2006 (unaudited)	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2007 and 2006 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

MODIGENE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$56,170	$39,345
Accounts receivable	2,814	5,742
Accounts receivable - related party	33,521	24,526
Total Current Assets	92,505	69,613

Property and Equipment
Equipment	8,632	7,030
Furniture and fixtures	1,091	1,091
Software (net of $427and $363 in amortization)	342	406
Less: Accumulated depreciation	(5,927)	(5,668)
Net Property and Equipment	4,138	2,859

Total Assets	$96,643	$72,472

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$8,287	$4,395
Due to related parties	127,423	28,000
Accrued liabilities	5,223	47,249

Total Current Liabilities	140,933	79,644

Stockholders' Deficit
Preferred stock - $0.00001 par, 10,000,000 shares
authorized; 0 shares outstanding	-	-
Common stock - $0.00001 par, 300,000,000 shares
authorized; 42,253,972 and 9,680,000, shares outstanding	423	97
Additional paid-in capital	107,916	108,242
Accumulated deficit	(152,629)	(115,511)

Stockholders' Deficit	(44,290)	(7,172)

Total Liabilities and Stockholders' Deficit	$96,643	$72,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODIGENE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the 3 months ended March 31,	2007	2006

Design revenue	$17,140	$14,850
Design revenue - related party	16,080	14,859
Total Revenue	33,220	29,709

Cost of Revenue	18,013	13,180
Gross Profit	15,207	16,529

Operating Expenses
Depreciation and amortization	323	418
General and administrative expenses	4,799	3,074
Office expense	375	2,215
Payroll expense	10,229	4,813
Professional fees	33,976	29,883
Rent	1,710	1,710
Utilities	913	891
Total Operating Expenses	52,325	43,004

Net (Loss)	$(37,118)	$(26,475)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted-Average Shares of Common
Stock Outstanding	12,213,531	9,680,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For 3 months ended March 31,	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$(37,118)	$(26,475)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation and amortization	323	418
Accounts receivable from
stockholder settled for rent	1,710	1,710
Changes in operating assets and liabilities:
Accounts receivable	2,928	294
Accounts receivable - related Party	(10,705)	(669)
Accounts payable	3,892	13,149
Accounts payable - related party	(28,000)	-
Accrued liabilities	(42,026)	15,468

Net Cash Provided by (Used In) Operating Activities	(108,996)	3,895

Cash Flows from Investing Activities
Purchase of Property and Equipment	(1,602)	-

Net Cash Used In Investing Activities	(1,602)	-

Cash Flows from Financing Activities
Proceeds from advance from officer	127,423	-

Net Cash Provided By Financing Activities	127,423	-

Net Increase in Cash	16,825	3,895

Cash at Beginning of Period	39,345	50,385

Cash at End of Period	$56,170	$54,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1— ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS CONDITION

Basis of presentation —The accompanying unaudited condensed consolidated financial statements of Modigene Inc. and Subsidiary (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB/A filed on March 7, 2007 and other filings filed from time to time with the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the consolidated financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Organization—We were incorporated in August 2003 as the parent company of Liaison Design Group, LLC. On May 11, 2000, Sandra Conklin and Sambrick Communication formed Liaison Design Group, LLC as a North Carolina limited liability company to join their respective graphics design and marketing/advertising businesses. On March 10, 2003, Seamus Duerr was admitted as a member. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to LDG, Inc. in exchange for the issuance of eight million shares of common stock among the three members of Liaison Design Group, LLC.

As of February 26, 2007, the Company amended its articles of incorporation. In doing so, the Company changed its name from LDG, Inc. to Modigene Inc. Under the new name, the Company authorized 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both having a $0.00001 par value. The financial statements have been changed to reflect the authorizations. Preferred Stock may be issued from time to time in one or more series. Preferred Stock may be subject to change in ownership. The designation of each series will include powers and rights.

The board of directors declared a 4.3650792-to-1 forward stock split in the form of a dividend. The record date of the dividend was March 16, 2007 and the payment date was March 23, 2007.

The officers and directors of the Company also resigned as of February 26, 2007 and a sole officer and director was appointed.

Nature of Operations — The Company specializes in providing advertising and graphic design services primarily to corporate clients. The Company’s services include the design and production of corporate identity packages and promotional materials.

Business Condition — For the three months ended March 31, 2007 and 2006, the Company had losses from operations of $37,118 and $26,475 respectively, and at March 31, 2007 the Company had a stockholders' deficit of $44,290. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Managment has redirected its focus towards identifying and pursuing options regarding the development of a new business plan and direction. Management is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. Management is currently engaged in discussions with Modigene Inc., a Delaware corporation, regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Modigene Inc. on February 26, 2007 we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to LDG, Inc. or adopt another name not similar to Modigene Inc. Management is attempting to arrange equity financing for use in operations; however, there is no assurance that management will be successful in obtaining financing or if any financing is obtained, that it will be on terms favorable or acceptable to the Company. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Entry into a Material Definitive Agreement

The Company has engaged in discussions with Modigene Inc., a Delaware corporation (“Modigene Delaware”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

The parties contemplate that, as a condition to the closing of the Merger, we will simultaneously close a private placement offering (a "PPO"), to be conducted pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act. If the transactions proceed as currently contemplated, of which there can be no assurance, we anticipate that we will offer and sell up to 8,666,666 units ("Units") of our securities at a purchase price of $1.50 per Unit. Each Unit will consist of one share of common stock, par value $0.00001 per share ("Common Stock"), and one warrant to purchase one-quarter, or 25%, of a share of Common Stock ("Investor Warrant"). The Investor Warrants will be exercisable for five years at a purchase price of $2.50 per whole share of Common Stock.

In connection with the proposed Merger and PPO, on April 12, 2007 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four strategic investors led by Dr. Phillip Frost and Dr. Jane Hsiao (the “Investors”) and Modigene Delaware.

The Purchase Agreement provides that we will sell to the Investors, and the Investors will purchase from us, for an aggregate purchase price of $2,000,000 (the “Purchase Price”) a certain number of shares of restricted Common Stock (the “Restricted Shares”), as described below, and warrants to purchase 333,333 shares of restricted Common Stock (the “Warrants” and, together with the Restricted Shares, the “Purchased Securities”). The Warrants will be identical to the Investor Warrants in all material respects. The number of Restricted Shares actually purchased will be (a) if 4,000,000 Units (the “Minimum”) are sold in the PPO, 4,833,333 Restricted Shares; (b) if 6,666,666 or more Units (the “Maximum”) are sold in the PPO, 5,533,333 Restricted Shares; and (c) if more than the Minimum but less than the Maximum is raised in the Offering, 4,833,333 Restricted Shares, plus additional Restricted Shares such that the aggregate number of Restricted Shares and Warrants will represent a collective ownership of the Investors, on a fully-diluted basis taking into account the exercise of all outstanding options and warrants (whether or not currently exercisable, including the Warrants being purchased by the Investors), of 15% of our Common Stock as of the date the Restricted Shares are issued.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Purchased Securities will not be registered under the Securities Act or any state securities laws, and will be issued to the Investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

As a condition to the sale of the Purchased Securities, the Investors will enter into an agreement with the company providing for certain restrictions on the sale or other disposition of the Purchased Securities by the Investors for a term of four years from the date (the “Closing Date”) the purchase and sale of the Purchased Securities closes. On the first anniversary of the Closing Date, these restrictions will expire with respect to all of the Warrants and the sum of 1,333,333 Restricted Shares plus 25% of the remainder of the Restricted Shares. On the second, third and fourth anniversaries of the Closing Date, these restrictions will expire with respect to one-third of the Restricted Shares remaining subject to such restrictions after the first anniversary of the Closing Date.

The obligations of the parties to proceed with the transactions contemplated by the Purchase Agreement are subject to the closing of the Merger and the PPO, as well as to the satisfaction of a number of other conditions. The Purchase Agreement will terminate upon the earlier of (i) May 31, 2007 in the event that Modigene and Modigene Delaware have not completed negotiations and entered into a binding agreement with respect to the Merger, and (ii) September 30, 2007, in the event the closing of the Merger and the PPO have not occurred.

As stated above, the Companies are not currently obligated to proceed with either the Merger or the PPO. Accordingly, we cannot provide any assurance that the transactions contemplated by the Purchase Agreement will in fact close.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Consolidation — The accompanying consolidated financial statements include the accounts and transactions of the Company and its subsidiary for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change are the realization of accounts receivable and the depreciable lives of property and equipment.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for current assets approximate fair values because of the immediate or short-term maturities of these financial instruments.

Cash Equivalents and Concentration of Risk — For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The entire balance of $56,170 cash and cash equivalents at March 31, 2007 was insured by federal depository insurance.

Trade Accounts Receivable — The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At March 31, 2007 and 2006, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Property and Equipment — Property and equipment are recorded at cost. Depreciation of office equipment and furniture and fixtures is calculated over estimated useful lives of three to ten years on a straight-line basis. Depreciation expense for the three months ended March 31, 2007 and 2006 was $259 and $247, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss carryforwards. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances and adjustments are provided as necessary. See Note 4.

Revenue Recognition — The Company provides advertising and graphic design services to its customers. The Company recognizes revenue when all services have been completed, products have been delivered and have been accepted by the customer, the fee for services is fixed or determinable and collection of the fee is probable.

Concentration of Credit Risk — For the three months ended March 31, 2007, two customers represented 43.9% and 48.4%, repectively, of total revenue. For the three months ended March 31, 2006 two customers represented 50.0% and 19.9%, respectively, of total revenue. Loss of one or more of these customers could adversely affect the Company’s financial condition in the near term. Sambrick Communications, Inc. (“Sambrick”), a stockholder of the Company, was the customer that represented 48.4% of total revenue for the three months ended March 31, 2007. Revenue from Sambrick is classified as ‘Revenue - stockholder’ in the accompanying statements of operations.

Rent Expense — The Company leases office space from Sambrick on a month-to-month basis. Rent expense for the three months ended March 31, 2007 and 2006 was $1710 for each period.

Income/Loss Per Share — Basic income/loss per share is computed by dividing net income/loss by the weighted-average number of common shares outstanding. The Company had no dilutive potential common shares as of March 31, 2007 and 2006. Future dilutive potential common shares may exist as per the Entry into Definitive Agreement in Note 1 above.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Shipping Costs — Costs to ship products to customers are charged to operations as incurred. During the quarters ended March 31, 2007 and 2006, the Company recognized shipping costs of $0 and $240, respectively, in cost of goods sold.

Recently Enacted Accounting Standards -In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

NOTE 3—RELATED PARTY TRANSACTIONS

Accrued Compensation and Related Party Transactions

The company owed Ms. Sandra Conklin, an officer of the Company, $43,957 of accrued salary as of March 31,2006, which was paid in February 2007.

The Company has an agreement with a related party (Sambrick Communications) that provides that the Company will settle $570 of Sambrick’s receivables per month in lieu of the monthly $570 rent payments due to Sambrick under the office lease. During the three months ended March 31, 2007 and 2006, the Company credited $1,710 of accounts receivable due to Sambrick in lieu of monthly rent payments for both periods.

Trade receivables from Sambrick appear on the balance sheet under the caption, ‘Accounts receivable - related party’ for all periods presented. Revenue from sales to Sambrick appears on the statement of operations under the caption, ‘Revenue - related party.’

Loans by Related Party — At 12/31/06 the husband of a major shareholder had loaned the company $28,000, with interest payable at 5% per annum. This was paid in full during the three months ended March 31, 2007.

MODIGENE INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

An officer of the company loaned the company $127,423 during the three months ended March 31, 2007. The loan is short term without interest.

Accounts Receivable -Related Party — The Company has not established an allowance for doubtful accounts for its past due receivables due from Sambrick because historically the Company has realized those receivables through a combination of i) cash collection, ii) settlement of rent liability due to Sambrick (the Company leases office space from Sambrick on a month-to-month basis), and iii) if necessary, the Company believes it can cause Sambrick to relinquish additional shares of common stock as Sambrick has done in the past.

NOTE 4 - INCOME TAXES

The Company has paid no federal or state income taxes. As of March 31, 2007, the Company had net operating loss carry forwards for federal income tax reporting purposes of $92,450 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carry forwards and temporary differences at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Operating loss carry forward	$31,433	$34,278
Property and equipment	161	(2,250)
Valuation allowance	(31,594)	(32,028)

Total Deferred Tax Asset	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

For the three months ended March 31,	2007	2006
Benefit at federal statutory rate (34%)	$(12,620)	$(9,002)
Non-deductible expenses	4	6
Change in valuation allowance	12,616	8,996

Provision for Income Taxes	$-	$-

NOTE 5 - STOCK OPTION PLAN

On February 26, 2007 the board of directors adopted the 2007 stock option plan, which provides for the issuance of both Nonstatutory and Incentive Stock Options and other awards to acquire up to 3,000,000 shares of common stock. No options have been granted to date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We were incorporated in August 2003 as the parent company of Liaison Design Group, LLC. On May 11, 2000, Sandra Conklin and Sambrick Communication formed Liaison Design Group, LLC as a North Carolina limited liability company to join their respective graphics design and marketing/advertising businesses. On March 10, 2003, Seamus Duerr was admitted as a member. On September 26, 2003, the membership interests of Liaison Design Group, LLC were transferred to LDG, Inc. in exchange for the issuance of eight million shares of common stock among the three members of Liaison Design Group, LLC.

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. As previously reported, we are currently engaged in discussions with Modigene Inc., a Delaware corporation, regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of Modigene Inc. on February 26, 2007 we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to LDG, Inc. or adopt another name not similar to Modigene Inc.

Results of Operations

First Quarter 2007 compared to First Quarter 2006

	2007	2006
Revenue	33,220	29,709
COGS	18,013	13,180
Gross Profit	15,207	16,529
Expenses	52,325	43,004
Profit(loss)	(37,118)	(26,475)

During the first quarter of 2006 we were still contemplating a geographical expansion of our graphics design, marketing and advertising business. During the second half of 2006, we developed the required support materials and set initial customer targets. We also planned to hire a sales and marketing person. However, as we have changed our business focus, these expansion plans have been abandoned.

Liquidity

In 2004, we sold 1,680,000 shares of our common stock in a private placement, raising $84,000.

During 2006 we incurred significant additional non-operating expenses during the process of registering the shares of our common stock that we sold in the private placement. We also spent money on promotional activities in connection with our expansion and expansion analysis. Those expenses will be non-recurring as we have completed the registration process and abandoned our expansion plans in light of the proposed Merger.

As of March 31, 2007, we had cash in the bank of $56,170.

Our auditors issued a going concern opinion as of February 2, 2007. This means that there is substantial doubt that we can continue as an ongoing business without additional financing or generating profits. In light of our changed business focus, we have no plans for additional financing. If the Merger is not consummated, we would be forced to consider raising additional capital resources. We may be unable to raise sufficient additional funds when we need it or be able to raise it on favorable terms. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain adequate funds on reasonable terms, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our sole officer, who serves as both our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole officer, who serves as both our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our sole officer, who serves as both our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On February 26, 2007, stockholders representing 100% of our issued and outstanding capital stock executed written consents in lieu of a meeting

(i)	approved an amendment and restatement of our Articles of Incorporation (“Amendment”). There were no abstentions or broker non-votes; and

(ii)
approved the creation of our 2007 Stock Option Plan which provides for the issuance of both Nonstatutory and Incentive Stock Options and other awards to acquire up to 3 million shares of our common stock. There were no abstentions or broker non-votes.

Item 5. Other Information.

As previously disclosed, effective February 26, 2007, our Board of Directors declared a 4.3650792 to 1 forward stock split in the form of a dividend. The record date for the dividend was March 16, 2007, and the payment date was March 23, 2007.

Subsequently on the same date, we filed the Amendment with the Secretary of State of the State of Nevada. Pursuant to the Amendment, we increased our authorized capital stock from 100,000,000 shares, par value $0.00001 to 300,000,000 shares, par value $0.00001 and 10,000,000 shares of preferred stock, par value $0.00001. The Amendment also changed our name to Modigene Inc.

The Amendment and name change were the result of our decision in February 2007 to de-emphasize our prior business plan. In this regard, as previously reported, on February 26, 2007 our former officers and directors resigned and Peter L. Coker became our sole officer and director.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated April 12, 2007, among the Registrant, Phillip Frost, Jane Hsiao, et al., and Modigene Inc.
10.2	Form of Warrant
10.3	2007 Stock Option Plan
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer (1)
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer (2)

(1)	Included in Exhibit 31.1 filed herewith

(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modigene Inc.

Date: May 7, 2007	By:	/s/ Peter L. Coker
Name: Peter L. Coker
Title: President, Principal Executive Officer