Form 10QSB
period 2007-06-30
Modigene Inc.
filed 2007-08-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-110240

Modigene Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 1300, Vienna, VA 22182
(Address of principal executive offices)
(Zip Code)

(866) 644-7811
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  N/A       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2007, there were 35,253,777 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No ☒

MODIGENE INC.
INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. The results of operations for the quarterly period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$13,013,666
Accounts receivable and prepaid expenses	255,602
Restricted cash	25,000
Total current assets	13,294,268
Property and equipment, net	137,490
Severance pay fund	17,772
Total assets	$13,449,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$11,501
Trade payables	69,867
Accrued expenses and other liabilities	238,646
Total current liabilities	320,014
Accrued severance pay	26,091
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value - 10,000,000 shares of preferred stock authorized, none issued or outstanding	-
Common shares of $ 0.00001 par value - 300,000,000 shares of common stock authorized 35,253,777 shares issued and outstanding	353
Additional paid-in capital	34,699,899
(Deficit) accumulated during the development stage	(21,596,827)
Total shareholders' equity	13,103,425
Total liabilities and shareholders' equity	$13,449,530

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		For the six months ended June 30				For the three months ended June 30				Period from May 31, 2005 (date of inception) to June 30
		2007		2006		2007		2006		2007

Revenues		$-		$-		$-		$-		$-

Operating expenses:

In-process research and development write-off		11,000,009		-		11,000,009		-		14,218,785
Research and development, net		640,787		291,629		412,392		169,876		1,436,398
General and administrative		822,320		667,404		588,059		376,690		6,035,869
		12,463,116		959,033		12,000,460		546,566		21,691,052

Operating (loss)		(12,463,116)		(959,033)		(12,000,460)		(546,566)		(21,691,052)

Financial income		86,146		7,956		83,480		7,956		124,146
Financial (expenses)		(26,492)		(8,506)		( -)		(6,949)		(29,921)

(Loss) for the period		$(12,403,462)		$(959,583)		$(11,916,980)		$(545,559)		$(21,596,827)

(Loss) per share (basic & diluted)	$	(0.63)	$	(0.07)	$	(0.46)	$	(0.04)	$	(1.43)

Weighted average number of shares outstanding		19,812,817		13,588,555		25,968,680		13,588,555		15,070,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

3

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,				Period from May 31, 2005 (date of inception) to June 30,
	2007		2006		2007
Cash flows from operating activities
Net cash (used in) operating activities	$	(1,195,829)	$	(670,527)	$ (2,649,588)

Cash flows from investing activities
Purchase of property and equipment		(14,820)		(132,530)	(161,802)
Payment for the acquisition of ModigeneTech Ltd.		-		-	(356,979)
Loan granted by the Company to ModigeneTech Ltd.		-		-	(497,575)
Cash received in acquisition of ModigeneTech Ltd.		-		-	379,717
Long term deposit		1,740		-	-
Restricted deposit		27,071		-	(26,740)
Net cash (used in) investing activities		13,991		(132,530)	(663,379)

Cash flows from financing activities
Short term bank credit		(4,773)		14,629	9,006
Proceeds from loans		-		-	173,000
Principal payment of loans		-		(2,496)	(173,000)
Proceeds from issuance of redeemable convertible preferred shares, net		-		-	2,896,605
Proceeds from issuance of shares and option exercise		13,415,114		-	13,421,022
Net cash provided by financing activities		13,410,340		12,133	16,326,633
(Decrease) increase in cash and cash equivalents		12,228,501		(790,924)	13,013,666
Cash and cash equivalents at the beginning of the period		785,165		2,368,024	-
Cash and cash equivalents at the end of the period		$13,013,666		$1,577,100	$13,013,666

Cash paid for income taxes		$-		$-	$-

Cash paid for interest expenses		$26,492		$-	$29,921

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1:- GENERAL

        a.    General:

Modigene Inc. ("the Company") was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $21,596,827 through June 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised approximately $11.6 million in a private placement, as described in note C. below. According to the Company's forecasted cash flows, the funds raised enables the continuance of the Company's activities for the next two years with no need of additional fund raising,

b.     Reverse Acquisition of Modigene Inc., a Delaware corporation:

On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company (Modigene Inc., formerly called LDG, Inc.), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Company acquired the business of Modigene Delaware pursuant to the Merger and will continue the existing business operations of Modigene Delaware as a publicly-traded company under the name Modigene Inc. In the Merger, the stockholders of Modigene Delaware received common stock of the Company in exchange for their shares of common stock of Modigene Delaware. Pursuant to the Merger Agreement the Company became the holding company of Modigene Delaware and ModigeneTech.

Contemporaneously with the closing of the Merger and the private placement described in note C. below, the Company split off (the “Split-Off”) its wholly-owned subsidiary, Liaison Design Group, LLC (“LDG LLC”), through the sale of all of the membership interests of LDG LLC, upon the terms and conditions of a split-off agreement.

The Merger was treated as a recapitalization of the Company for accounting purposes. The historical financial statements of the Company before the Merger are replaced with the historical financial statements of Modigene Delaware before the Merger. The Merger is being accounted for as a reverse acquisition. Modigene Delaware is the acquirer for accounting purposes. No goodwill or other intangible assets were recorded.

Effective May 9, 2007, the Company issued 13,588,552 shares of its common stock to the shareholders of Modigene Delaware, in exchange for all of the issued and outstanding common stock and Series A preferred stock of Modigene Delaware pursuant to the Merger Agreement. The fair value of the common stock issued for the acquisition was $11,000,009. The know-how purchased in the amount of $11,000,009 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.

c. Private Placement

Simultaneously with the closing of the Merger, the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities (“Units”) at a purchase price of $1.50 per Unit, with each Unit consisting of one share of the Company's common stock and a five year warrant to purchase one-quarter of one share of the Company’s common stock for an exercise price of $2.50 per whole share. The Company raised total cash consideration of $9,628,212 before expenses. Upon the completion of the first phase of the Offering, the Company issued warrants to purchase up to an aggregate of 242,324 shares of the Company’s common stock to broker/dealers who assisted in the Offering.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1:-     GENERAL (continued)

c.     Private Placement (continued)

Contemporaneously with the closing of the Merger and the first phase of the Offering, the Company completed a sale (the “Private Sale”) of 5,377,660 shares of its common stock, and warrants to purchase 333,333 shares of common stock, to strategic investors, for total consideration of $2,000,000. The strategic investors were entitled to additional shares on a pro rata basis if additional Units were sold in connection with the Offering.

On May 21, 2007, the Company completed a second phase of the Offering and closed on the sale of an additional 2,247,858 Units, for total cash proceeds of $3,371,766 (before expenses). Upon the completion of the second closing of the offering, the Company issued warrants to purchase up to an aggregate of 51,885 shares of common stock to the broker/dealers who had assisted in the Offering and additional 155,673 shares of common stock (for no additional consideration) to the strategic investors.

d.     Acquisition of ModigeneTech Ltd.

In December 2005, Modigene Delaware acquired all of the outstanding shares of ModigeneTech in consideration for shares of common stock of Modigene Delaware (the “Share Exchange”). In the Share Exchange, all of the options of ModigeneTech were exchanged for options to purchase shares of Modigene Delaware's common stock. The fair value of the common stock issued and the options granted for the Share Exchange was $2,625,587.

In conjunction with Share Exchange, Modigene Delaware also issued shares of common stock, valued at $3,514,426, to the Company’s founders for their services as the agents in the transaction (finders’ fee).

Issuance expenses paid in cash in the amount of $356,979 were also recorded as acquisition costs in connection with the Share Exchange.

ModigeneTech was formed in April 2001 under the laws of Israel and ceased its operations during year 2004 due to lack of financing resources. The acquisition was accounted for as acquisition of group of assets that does not constitute a business and no goodwill was recognized.

The know-how purchased in the amount of $3,218,776 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.

Following the Share Exchange, ModigeneTech became a wholly-owned subsidiary of Modigene Delaware. The financial statements of ModigeneTech were consolidated with the financial statements of Modigene Delaware commencing December 14, 2005.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

a.     Basis of presentation:

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP') have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2006 financial statements and the notes thereto included in the Company's Current Report on Form 8-K filed May 14, 2007.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (continued)

b.     Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Modigene Delaware and ModigeneTech. Intercompany transactions and balances, have been eliminated upon consolidation.

c.     Loss per share:

Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 "Earnings per share" ("SFAS 128"). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

NOTE 3:-     SHAREHOLDERS' EQUITY

a.     Rights of common stock:

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock that may be created by the Company’s Board of Directors (the “Board”) from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders.

b.     Rights of preferred stock:

As of the date of the financial statements, no shares of preferred stock of the Company are designated or outstanding. The Board is vested with authority to designate shares of preferred stock into one or more series and to fix and determine the relative rights and preferences of the shares of any such series. Once authorized, the dividend or interest rates, conversion rates, voting rights, redemption prices, maturity dates and similar characteristics of preferred stock will be determined by the Board of Directors, without the necessity of obtaining approval of the Company’s stockholders.

c.     Option plan:

The Company has issued stock options to purchase 2,864,923 shares of common stock, of which options to purchase 2,244,923 shares have been granted under Modigene Delaware’s 2005 Stock Incentive Plan, which was assumed by the Company in the Merger, and options to purchase 620,000 shares have been granted under the Company’s 2007 Equity Incentive Plan. The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used: (i) annual dividends of $0.00, (ii) expected volatility of 85%, (iii) risk-free interest rate of 4.67%, and (iv) expected average option lives of 6.36 years.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 3:- SHAREHOLDERS' EQUITY (continued)

c. Option Plan: (continued)

A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	June 30, 2007
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the period	451,604	$1.16
Issued upon the acquisition of Modigene Delaware	1,925,200	$1.16
Exercised	(131,881)	$0.001
Issued in the private placement	500,000	$2.00
Granted	120,000	$2.50
Outstanding at the end of the period	2,864,923	$1.35

Options exercisable	2,294,923	$1.25

The options outstanding as of June 30, 2007, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ -	113,762	8.46	113,762
$ 0.001	281,308	0.46	281,308
$ 0.004	60,497	0.46	60,497
$ 0.879	375,418	9.42	375,418
$ 1.50	1,021,453	6.50	1,021,453
$ 2.00	500,000	9.87	-
$ 2.25	392,485	5.35	392,485
$ 2.50	120,000	5.70	50,000
	2,864,923	6.64	2,294,923

Weighted average fair values and average exercise prices of options at date of grant are as follows:

Weighted average exercise price	1.25
Weighted average fair value on date of grant	1.81

Stock based compensation expenses for the six months period ended June 30, 2007 and 2006 were $548,000 and $454,361, respectively. Expenses for the three months period ended June 30, 2007 and 2006 were $294,642 and $145,613, respectively. Expenses for the period from May 31, 2005 (date of inception) to June 30, 2007 were $4,760,594.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 3:- SHAREHOLDERS' EQUITY (continued)

d. Warrants:

The Company issued warrants to purchase up to an aggregate of 2,166,667 shares of common stock to investors who purchased Units in the Offering.

The Company issued strategic investors options to purchase up to an aggregate of 333,333 shares of common stock as a part of the Private Sale.

In addition, the Company issued warrants to purchase up to an aggregate of 1,066,526 shares of common stock to broker/dealers who assisted with the Offering and the Private Sale.

Of these warrants, warrants to purchase up to an aggregate of 701,204 shares (the “Replacement Warrants”) were issued in the Merger in exchange for a warrant to purchase up to 410,973 shares of Series A preferred stock of Modigene Delaware, which were originally issued by Modigene Delaware to broker/dealers who assisted Modigene Delaware with a private placement of its Series A preferred stock in 2005. These Replacement Warrants have an exercise price of $0.88 per whole share, and are exerciseable in whole or in part, until the earlier of (i) December 14, 2015, and (ii) the third anniversary of the closing of a public offering of equity securities of the Company under the Securities Act of 1933, as amended (or any similar or successor act) at a per share price of at least $4.40 and in which the Company receives gross proceeds of at least $20,000,000.

The terms of the warrants, other than the Replacement Warrants, provide for the purchase of shares of common stock for five years at an exercise price of $2.50 per whole share.

All of the warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that warrants are exercised by cashless exercise.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation.

The management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

As the result of the Merger, the Offering, the Private Sale and the Split-Off (collectively, the “Transactions”) and the change in business and operations of the Company from a design company to a biotechnology company, a discussion of the past financial results of the Company prior to the Merger is not pertinent, and the financial results of Modigene Delaware, the accounting acquirer, are considered the financial results of the Company on a going-forward basis.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates such estimates and judgments, including those described in greater detail below. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operation

Critical Accounting Policies

The historical financial statements of the Company included with this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are described below.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statements in United States Dollars:  The functional currency of the Company is, and of Modigene Delaware prior to the Merger has been, the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which Modigene Delaware has operated and in which the Company expects to continue to operate in the foreseeable future. The majority of ModigeneTech's operations are currently conducted in Israel, and most of the Israeli expenses are paid in new Israeli schekels; however, most of the expenses are denominated and determined in U.S. dollars. Financing and investing activities, including loans and equity transactions, are made in U.S. dollars.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (“FASB”), “Foreign Currency Translation.” All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of Modigene Delaware and its wholly-owned subsidiary, ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

Cash Equivalents: Cash equivalents include short-tem liquid investments that are readily convertible to cash with original maturities of three months or less.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%

Office furniture and equipment	6

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	25

The Company’s long-lived assets have been reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Goodwill in the purchase of Modigene Delaware in the amount of $11,000,009 was impaired in the second quarter of 2007.

Research and Development Costs and Participation: Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. Participation from government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred.

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech's employees are entitled to on month's salary for each year of employment or portion thereof. Severance expenses for the six month periods ending June 30, 2007 and the six month periods ending June 30, 2006 amounted to $ 6,364 and $0, respectively.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Concentrations of Credit Risk: Financial instruments that potentially subjected the Company, Modigene Delaware and ModigeneTech to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.

Fair Value of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: The carrying amounts of cash and cash equivalents, other receivables, trade payables and liabilities approximate their fair value due to the short-term maturity of such instruments.

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by ModigeneTech during the six month periods ending June 30, 2007 and the six month periods ending June 30, 2006 amounted to $92,964 and $0, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 4,115,588 and 2,952,108 for the six month periods ending June 30, 2007 and the six month periods ending June 30, 2006, respectively.

Revenue

The Company has not generated any substantial revenue since its inception. To date, the Company has funded its operations primarily through grants from the Israeli Office of the Chief Scientist (the “OCS”), and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, the Company could generate revenue from sales of its products.

Research and Development Expense

The Company expects its research and development expense to increase as it continues to develop its product candidates. Research and development expense consists of:

·	internal costs associated with research and development activities;

·	payments made to third party contract research organizations, contract manufacturers, investigative sites, and consultants;

·	manufacturing development costs;

·	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in the research and development;

·	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

·	facilities and other expenses, which include expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

These costs and expenses are partially funded by grants received by the Company from the OCS. There can be no assurance that the Company will continue to receive grants from the OCS in amounts sufficient for its operations, if at all.

The Company expects its research and development expenditures to increase most significantly in the near future in connection with the ongoing production of its protein drug candidates. The Company intends to continue to hire new employees, in research and development, in order to meet its operation plans.

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross research and development expense in the aggregate of $291,629, and $640,787, respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross research and development expense in the aggregate of $169,876, and $412,392, respectively. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

·	completion of such preclinical and clinical trials;

·	receipt of necessary regulatory approvals;

·	the number of clinical sites included in the trials;

·	the length of time required to enroll suitable patients;

·	the number of patients that ultimately participate in the trials;

·	adverse medical events or side effects in treated patients;

·	lack of comparability with complementary technologies;

·	obtaining capital necessary to fund operations, including the research and development efforts; and

·	the results of clinical trials.

The Company’s expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. The Company may obtain unexpected results from its clinical trials. The Company may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the United States Food and Drug Administration (“FDA”) or other regulatory authorities were to require the Company to conduct clinical trials beyond those which it currently anticipates will be required for the completion of the clinical development of a product candidate, or if the Company experiences significant delays in enrollment in any of its clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs. If the Company does not obtain or maintain regulatory approval for its products, its financial condition and results of operations will be substantially harmed.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and becomes subject to the reporting obligations applicable to public companies in the United States. In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $667,404, and $822,320, respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $376,690, and $588,059, respectively.

Financial Expense and Income

Financial expense and income consists of the following:

·	interest earned on the Company’s cash and cash equivalents;

·	interest expense on short term bank credit and loan; and

·
expense or income resulting from fluctuations of the New Israeli Shekel, which a portion of the Company’s assets and liabilities are denominated in, against the United States Dollar and other foreign currencies.

 In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross financial expense (income) in the aggregate of $550, and ($59,654), respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross financial income in the aggregate of $1,007, and $83,480, respectively.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Stock-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plan, based on estimated fair values. SFAS(R) superseded the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method, in accordance with APB 25, as allowed under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As required by the modified prospective method, results for prior periods have not been restated.

The Company recognized compensation expenses for the value of these awards, based on the straight line method over the requisite service period of each award.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the six a month period ending June 30, 2007 and June 30, 2006, the Company’s stock-based compensation expenses were $78,775 and $70,590, respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

For the six a month period ending June 30, 2007 and June 30, 2006, the Company’s stock-based compensation expenses were $469,225 and $224,410, respectively.

Revenues

There were no revenues for the six and three month periods ending June 30, 2007 and June 30, 2006.

 Research and Development Expenses

In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross research and development expense in the aggregate of $291,629, and $640,787, respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross research and development expense in the aggregate of $169,876, and $412,392, respectively. The increase resulted primarily from significant development expenses related to salaries and related consulting and materials associated with the development of EPO-CTP, hGH-CTP and IFN-Beta-CTP. The increase was partially offset by $92,964 in grant funds received by the Company from the OCS.

General and Administrative Expenses

 In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $667,404, and $822,320, respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $376,690, and $588,059, respectively. The difference resulted primarily from public-company associated expenses that were added to the normal course of general and administrative (“G&A”) expenses.

Financial Expenses and Income

In the six month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross financial expense (income) in the aggregate of $550, and ($59,654), respectively. In the three month periods ending June 30, 2006 and June 30, 2007, the Company incurred a gross financial income in the aggregate of $1,007, and $83,480, respectively. The increase resulted primarily from the higher balance of cash and cash equivalents held by the Company during the second quarter of 2007.

Cash Flows

In the six month periods ending June 30, 2006 and June 30, 2007, net cash used in operations was approximately $1,195,829, and $670,527, respectively. The difference resulted primarily from increase in R&D expenses and G&A expenses.

In the six month periods ending June 30, 2006 and June 30, 2007, net cash used in investing activities was approximately $132,530, and ($13,991), respectively. The difference resulted primarily from a decrease in equipment purchases.

In the six month periods ending June 30, 2006 and June 30, 2007, net cash provided by financing activities was approximately $12,133, and $13,410,340, respectively. The difference resulted primarily from proceeds from issuance of common shares to investors.

Funding Requirements

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as The Company expands its finance and administrative staff, adds infrastructure, and incurs additional costs related to being a public company in the United States upon the consummation of the Merger, including the costs of directors' and officers' insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of its research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twenty four months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the six month periods ending June 30, 2006 and June 30, 2007.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the six month periods ending June 30, 2006 and June 30, 2007.

Arrangements

 The Company had no off-balance sheet arrangements as of June 30, 2006 or June 30, 2007. See Note 7 of the financial statements of this Quarterly Report for a full description of certain contingent royalty payments.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS(R). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

SFAS 123(R) requires nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under SFAS 123 to adopt its requirements prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. Those entities shall continue to account for any portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards (either the minimum value method under SFAS 123 or the provisions of APB 25 and its related interpretive guidance).

The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, because outstanding awards are to be accounted for based on principles originally applied to them (unless modified, repurchased, or cancelled after the required effective date) no resulting accounting effect is expected to such awards.

The new standard set forth in SFAS 123(R) became effective for the Company in the first fiscal year beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, “Accounting for Income Taxes.” This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty.

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific details related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

The Company is currently evaluating the effect of the adoption of FIN 48 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 would have on its financial statements and disclosures.

ITEM 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Not Applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5. Other Information.

Effective August 7, 2007 the Company entered into an at will employment agreement with Robert Mauer as the Company’s Principal Financial Officer. The contract provides for a monthly salary of $3,666.67. This arrangement is further described on the Company’s Current Report on Form 8-K filed August 8, 2007.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).
32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B. (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODIGENE INC.

Date August 14, 2007	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer