Form 10QSB
period 2007-09-30
Modigene Inc.
filed 2007-11-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _______________

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

Yes x	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No x

Yes N/A	No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes N/A	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 13, 2007, there were 35,253,777 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No x

MODIGENE INC.
INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Table of Contents
Page

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. The results of operations for the quarterly period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$12,163,617
Accounts receivable and prepaid expenses	116,411
Restricted cash	54,822
Total current assets	12,334,850
Property and equipment, net	184,477
Severance pay fund	26,292
Total assets	$12,545,619

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$48,501
Trade payables	158,877
Accrued expenses and other liabilities	203,655
Total current liabilities	411,033
Accrued severance pay	30,242
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value - 10,000,000 shares of preferred stock authorized, none issued or outstanding	-
Common shares of $ 0.00001 par value - 300,000,000 shares of common stock authorized 35,253,777 shares issued and outstanding	353
Additional paid-in capital	35,206,197
(Deficit) accumulated during the development stage	(23,102,206)
Total shareholders' equity	12,104,344
Total liabilities and shareholders' equity	$12,545,619

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		For the nine months ended September 30,				For the three months ended September 30,				Period from May 31, 2005 (date of inception) to September 30,
		2007		2006		2007		2006		2007
Revenues
Operating expenses:		$-		$-		$-		$-		$-

In-process research and development write-off		11,000,009		-				-		14,218,785
Research and development, net		1,619,232		441,624		978,445		149,995		2,414,843
General and administrative		1,450,324		1,032,688		628,004		365,289		6,663,873
		14,069,565		1,474,312		1,606,449		515,279		23,297,501

Operating (loss)		(14,069,565)		(1,474,312)		(1,606,449)		(1,419,789)		(23,297,501)

Financial income		178,455		22,858		113,832		22,532		216,455
Financial (expenses)		(4,969)		(876)		-		-		(8,398)

(Loss) before income taxes		(13,896,079)		(1,452,330)		(1,492,617)		(1,397,257)		(23,089,444)

Income taxes		12,762		-		12,762		-		12,762
Net (Loss)		$(13,908,841)		$(1,452,330)		$(1,505,379)		$(1,397,257)		$(23,102,206)

(Loss) per share (basic & diluted)	$	(0.56)	$	(0.11)	$	(0.43)	$	(0.10)	$	(1.25)

Weighted average number of shares outstanding		25,016,363		13,588,555		35,253,777		13,588,555		17,250,282

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,			Period from May 31, 2005 (date of inception) to September 30,
	2007		2006	2007

Cash flows from operating activities
Net cash (used in) operating activities	$(2,002,250)	$	(998,628)	$(3,460,220)

Cash flows from investing activities
Purchase of property and equipment	(65,651)		(132,913)	(212,633)
Payment for the acquisition of ModigeneTech Ltd.	-		-	(356,979)
Loan granted by the Company to ModigeneTech Ltd.	-		-	(497,575)
Cash received in acquisition of ModigeneTech Ltd.	-		-	379,717
Long term deposit	1,740		-	-
Restricted deposit	(2,728)		-	(54,822)
Net cash (used in) investing activities	(66,639)		(132,913)	(742,292)

Cash flows from financing activities
Short term bank credit	32,227		-	48,502
Proceeds from loans	-		-	173,000
Principal payment of loans	-		(2,495)	(173,000)
Proceeds from issuance of redeemable convertible preferred shares, net	-		-	2,896,605
Proceeds from issuance of shares and option exercise	13,415,114		-	13,421,022
Net cash provided by (used in) financing activities	13,447,341		(2,495)	16,366,129
(Decrease) increase in cash and cash equivalents	11,378,452		(1,134,036)	12,163,617
Cash and cash equivalents at the beginning of the period	785,165		2,368,024	-
Cash and cash equivalents at the end of the period	$12,163,617		$1,233,988	$12,163,617

Cash paid for income taxes	$12,762		$-	$12,762

Cash paid for interest expenses	$4,969		$-	$8,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(Unaudited)

NOTE 1:-	GENERAL

a.	General:

Modigene Inc. ("the Company") was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $23,102,206 through September 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised approximately $11.6 million in a private placement, see note C. below. According to the Company's forecasted cash flows, the funds raised enable the continuance of the Company's activities for the next two years with no need of additional fundraising,

b.	Reverse Acquisition of Modigene inc., a Delaware corporation

On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company (Modigene Inc., formerly called LDG, Inc.), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Company acquired the business of Modigene Delaware pursuant to the Merger and is continuing the existing business operations of Modigene Delaware as a publicly-traded company under the name Modigene Inc. In the Merger, the stockholders of Modigene Delaware received common stock of the Company in exchange for their shares of common stock of Modigene Delaware. Pursuant to the Merger Agreement the Company became the holding company of Modigene Delaware and ModigeneTech.

Contemporaneously with the closing of the Merger and the the privet placement, the Company split off (the “Split-Off”) its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary, upon the terms and conditions of a split-off agreement.

The Merger was treated as a recapitalization of the Company for accounting purposes. The historical financial statements of Modigene Inc. before the Merger are replaced with the historical financial statements of Modigene Delaware before the Merger. The Merger is being accounted for as a reverse acquisition. Modigene Delaware is the acquirer for accounting purposes. No goodwill or other intangible assets were recorded.

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

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(Unaudited)

NOTE 1:-	(continued)

	c.	Private placement

Simultaneously with the closing of the Merger, the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of the Company's common stock and a five year warrant to purchase one-quarter of one share of the Company’s common stock for an exercise price of $2.50 per whole share. The Company raised total cash consideration of $9,628,212 before expenses. Upon the completion of the first phase of the Offering the Company issued warrants to purchase up to an aggregate of 242,324 shares of the Company's common stock to broker/dealers who assisted in the Offering.

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

Pursuant to the terms of the Offering, the Company could sell additional units up to an aggregate of 8,666,672 units and $13,000,008 (including those sold in the initial closing of the Offering). On May 21, 2007, the Company completed a second phase of the offering and closed on the sale of an additional 2,247,858 units, for total cash proceeds of $3,371,766. Upon the completion of the second closing of the offering, the Company issued 51,885 warrants to purchase up to an aggregate of 51,885 shares of common stock to the broker/dealers who assisted in the Offering and additional 155,673 shares of common stock (for no additional consideration) to the strategic investors.

	d.	Acquisition of ModigeneTech Ltd.

In December 2005, Modigene Delaware acquired all of the outstanding shares of ModigeneTech in consideration for shares of common stock of Modigene Delaware. In addition, all of the options of ModigeneTech were exchanged for options to purchase shares of the Modigene Delaware's common stock. The fair value of the common stock issued and the options granted for the acquisition was $2,625,587.

In conjunction with the transaction, Modigene Delaware also issued shares of common stock, valued at $3,514,426, to the Company’s founders for their services as the agents in the transaction (finders’ fee).

Issuance expenses paid in cash in the amount of $356,979 were also recorded as acquisition costs.

ModigeneTech was formed in April 2001 under the laws of Israel and ceased its operations during year 2004 due to lack of financing resources. The acquisition was accounted for as acquisition of group of assets that does not constitute a business and no goodwill was recognized

The know-how purchased in the amount of $3,218,776 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.

Following the acquisition of ModigeneTech, ModigeneTech became a wholly-owned subsidiary of the Modigene Delaware. The financial statements of ModigenTech were consolidated with the accounts of Modigene Delaware, commencing December 14, 2005.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of presentation:

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(Unaudited)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Delaware and ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 "Earnings per share" ("SFAS 128"). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

NOTE 3:-	SHAREHOLDERS' EQUITY

	a.	Rights of Common stock:

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock created by the company's Board of Directors ("the Board") from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders.

	b.	Rights of preferred stock:

None of the shares as of the date of the financial statements are designated or outstanding. The Board is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series. Once authorized, the dividend or interest rates, conversion rates, voting rights, redemption prices, maturity dates and similar characteristics of preferred stock will be determined by the Board, without the necessity of obtaining approval of the Company's stockholders.

	c.	Option plan:

The Company issued stock options to purchase 2,996,804 shares of common stock, of which options to purchase 2,376,804 shares were granted under the 2005 Plan and options to purchase 620,000 shares were granted under the 2007 Plan. As of September 30, 2007 2,864,923 options are outstanding due to the exercise of 131,881 options granted under the 2005 Plan. The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of each stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used: (i) annual dividends of $0.00, (ii) expected volatility of 85%, (iii) risk-free interest rate of 4.67%, and (iv) expected average option lives of 6.36 years.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)

	c.	Option plan (continued):

A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the period	451,604	$1.16
Issued upon the acquisition of Modigene Delaware	1,925,200	$1.16
Exercised	(131,881)	$0.001
Issued in the private placement	500,000	$2.00
Granted	120,000	$2.50
Outstanding at the end of the period	2,864,923	$1.35

Options exercisable	2,294,923	$1.25

The options outstanding as of September 30, 2007, have been separated into exercise prices, as follows:

Exercise Price	Options Outstanding	Remaining Weighted average contractual life (years)	Options Exercisable
$-	113,762	8.21	113,762
$0.001	281,308	0.21	281,308
$0.004	60,497	0.21	60,497
$0.879	375,418	9.16	375,418
$1.50	1,021,453	6.25	1,021,453
$2.00	500,000	9.61	-
$2.25	392,485	5.10	392,485
$2.50	120,000	5.45	50,000
	2,864,923	6.38	2,294,923

Weighted average fair values and average exercise prices of options at date of grant are as follows:

Weighted average exercise price $ 1.25

Weighted average fair value on date of grant $1.81

Stock based compensation expenses for the nine months period ended September 30, 2007 and 2006 were $1,049,274 and $443,361, respectively. Expenses for the three months period ended September 30, 2007 and 2006 were $506,290 and $148,719, respectively. Expenses for the period from May 31, 2005 (date of inception) to September 30, 2007 were $5,266,884.

d.	Warrants:

The Company issued Warrants to purchase 2,166,667 shares of Common Stock held by investors who purchased Units in the Offering.

The Company issued strategic investors options to purchase 333,333 shares of Common Stock as a part of the Private Sale.

In addition, the Company issued warrants to purchase 1,066,526 shares of Common Stock to broker/dealers who assisted with the Offering.

Of these warrants, warrants to purchase up to an aggregate of 701,204 shares (the "Replacement Warrants") were issued in the Merger in exchange for warrants to purchase up to 410,973 shares of Series A preferred stock of Modigene Delaware, which were originally issued by Modigene Delaware to broker/dealers who assisted Modigene Delaware with a privet placement of its Series A preferred stock in December 2005.

These Replacement Warrants have an exercise price of $0.88 per whole share, and are exercisable in whole or in part until the earlier of (i) December 14, 2015 and (ii) the third anniversary of the closing of a public offering of equity securities of the Company under the securities Act of 1933, as amended (or any similar or successor act) at a per share price of at least $4.40 and in which the Company receives gross proceeds of at least $20,000,000.

The terms of the warrants, other than the Replacement Warrants, provide for the purchase of shares of Common Stock for five years at an exercise price of $2.50 per whole share.

All the Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that Warrants are exercised by cashless exercise.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech's employees are entitled to on month's salary for each year of employment or portion thereof. Severance expenses for the nine month period ending September 30, 2007 and the nine month period ending September 30, 2006 amounted to $ 10,482 and $0, respectively.

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

Research and development grants received by ModigeneTech during the nine month period ending September 30, 2007 and the nine month period ending September 30, 2006 amounted to $92,964 and $62,481, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 25,016,363 and 13,588,555 for the nine month period ending September 30, 2007 and the nine month period ending September 30, 2006, respectively.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross research and development expense in the aggregate of $441,624, and $1,619,232, respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross research and development expense in the aggregate of $149,995, and $978,445, respectively. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and becomes subject to the reporting obligations applicable to public companies in the United States. In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $1,032,688 and $1,450,324, respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $365,289, and $628,004, respectively..

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

 In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross financial income in the aggregate of $21,982, and $173,486, respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross financial income in the aggregate of $22,532, and $113,832, respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the nine month period ending September 30, 2007 and September 30, 2006, the Company’s stock-based compensation expenses were $1,049,274 and $443,361, respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

For the nine month period ending September 30, 2007 and September 30, 2006, the Company’s stock-based compensation expenses were $1,049,274 and $443,361, respectively.

Revenues

There were no revenues for the nine and three month periods ending September 30, 2007 and September 30, 2006.

 Research and Development Expenses

In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross research and development expense in the aggregate of $441,624 and $1,619,232 respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross research and development expense in the aggregate of $149,995 and $978,445, respectively. The increase resulted primarily from significant development expenses related to salaries and related consulting and materials associated with the development of EPO-CTP, hGH-CTP and IFN-Beta-CTP. The increase for the nine months ending September 30, 2007 was partially offset by $92,964 in grant funds received by the Company from the OCS.

General and Administrative Expenses

 In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $1,032,688, and $1,450,324, respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross general and administrative expense in the aggregate of $365,289, and $628,004 respectively. The difference resulted primarily from public-company associated expenses that were added to the normal course of general and administrative (“G&A”) expenses.

Financial Expenses and Income

In the nine month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross financial income in the aggregate of $21,982, and $173,486, respectively. In the three month periods ending September 30, 2006 and September 30, 2007, the Company incurred a gross financial income in the aggregate of $22,532, and $113,832, respectively. The increase resulted primarily from the higher balance of cash and cash equivalents held by the Company during the second and third quarter of 2007.

Cash Flows

In the nine month periods ending September 30, 2006 and September 30, 2007, net cash used in operations was approximately $998,628, and $2,002,250, respectively. The difference resulted primarily from increase in R&D expenses and G&A expenses.

In the nine month periods ending September 30, 2006 and September 30, 2007, net cash used in investing activities was approximately $132,913, and $66,639, respectively. The difference resulted primarily from a decrease in equipment purchases.

In the nine month periods ending September 30, 2006 and September 30, 2007, net cash provided by financing activities was approximately ($2,495), and $13,447,341, respectively. The difference resulted primarily from proceeds from issuance of common shares to investors.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the nine month periods ending September 30, 2006 and September 30, 2007.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the nine month periods ending September 30, 2006 and September 30, 2007.

Arrangements

 The Company had no off-balance sheet arrangements as of September 30, 2006 or September 30, 2007. See Note 7 of the financial statements of this Quarterly Report for a full description of certain contingent royalty payments.

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

Not Applicable

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

MODIGENE INC.

November 13, 2007	/s/ Abraham Havron
Date	Abraham Havron Chief Executive Officer