Form 10KSB
period 2007-12-31
Modigene Inc.
filed 2008-03-31
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-51610

MODIGENE INC.
(Exact Name of Small Business as Specified in its Charter)

Nevada	20-0854033
(State of Incorporation)	(I.R.S. Employer Identification No.)

3 Sapir Street, Weizmann Science Park, Nes-Ziona, Israel 74140
(Address of Principal Executive Offices)

(866) 644-7811
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $23,375,190.20, based on the last price at which the shares were sold on March 20, 2008 of $0.90 per share.

As of March 24, 2008, the registrant had 35,549,028 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INDEX AND CROSS REFERENCE SHEET

ii

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene Inc. (“Modigene” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the risk factors described under Item 1 of this Annual Report.

References in this Report on Form 10-K to “Modigene,” “the Company,” “we,” “us” and “our” refer to Modigene Inc., a Nevada corporation, and its wholly-owned subsidiaries taken as a whole, unless otherwise stated or the context clearly indicates otherwise.

Disclosures set forth in this Annual Report on Form 10-KSB are qualified by the section captioned “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and other cautionary statements set forth elsewhere in this Annual Report.

PART I

Item 1. Description of Business

History and Business Development

We were incorporated in August 2003 as the parent company of Liaison Design Group, LLC. On May 11, 2000, Sandra Conklin and Sambrick Communication formed Liaison Design Group, LLC as a North Carolina limited liability company to join their respective graphics design and marketing/advertising businesses. On March 10, 2003, Seamus Duerr was admitted as a member. On September 26, 2003, the membership interests of Liaison Design Group were transferred to us in exchange for shares of our common stock.

On May 9, 2007, we enter into an Agreement and Plan of Merger and Reorganization with Modigene Acquisition Corp., our wholly-owned subsidiary, and Modigene Inc., a Delaware corporation, which we refer to in this Form 10-KSB as Modigene Delaware. Modigene Delaware is the parent company of ModigeneTech Ltd., an Israeli corporation. On May 9, 2007, pursuant to the merger agreement, Modigene Acquisition Corp. merged with and into Modigene Delaware, with Modigene Delaware remaining as the surviving corporation. As a result of the merger, Modigene Delaware and ModigeneTech became our wholly-owned subsidiaries and we acquired their existing business operations. At the closing of the merger, the former stockholders of Modigene Delaware received shares of our common stock in exchange for their shares of Modigene Delaware. As a result, at the closing of the merger we issued an aggregate of 13,588,552 shares of our common stock to the former stockholders of Modigene Delaware. In addition, we assumed the obligations under outstanding options and warrants previously issued by Modigene Delaware.

Prior to the closing of the merger with Modigene Delaware, we transferred all of our former operating assets and liabilities to a wholly-owned subsidiary, Liaison Design Group, LLC, a North Carolina limited liability company, and simultaneously with the closing of the merger we sold all of the outstanding membership interests of Liaison Design Group to Sandra Conklin, Seamus Deurr and Sambrick Communications, Inc. In connection with the sale of membership interests, 34,920,633 shares of our common stock that were held by the purchasers prior to the merger were surrendered and cancelled without further consideration. As a result, our stockholders immediately prior to the merger held 7,333,339 shares of our common stock, which were retained in the merger.

Concurrently with and in contemplation of the merger, we completed a private placement of our securities, 6,418,814 units of which were sold on May 9, 2007, and an additional 2,247,858 units of which were sold on May 21, 2007, for a total of 8,666,672 units sold in the private placement. Each unit sold in the offering consisted of one share of our common stock and a warrant to purchase one-quarter (25%) of a share of our common stock. Also simultaneously with the closing of the merger, we sold an additional 5,377,660 shares of our common stock, plus warrants to purchase 333,333 shares of our common stock, to four strategic investors led by Dr. Phillip Frost and Dr. Jane Hsiao, who were appointed as directors upon the closing of the transactions described in this section, for total consideration of $2,000,000. On May 21, 2007, we issued an additional 155,673 shares of our common stock for no additional consideration to these investors, for a total of 5,533,333 shares issued to this investor group.

As a result of these transactions, the former stockholders of Modigene Delaware acquired approximately 38.7% of our then-outstanding shares of common stock, new investors were issued approximately 40.4% of our then-outstanding common stock, and former Modigene stockholders retained approximately 20.9% of our then-outstanding common stock. The business of Modigene Delaware and ModigeneTech became our business on a going-forward basis. Accordingly, the description of our business included in this Form 10-KSB is a discussion of the business of Modigene Delaware and ModigeneTech to the extent that it relates to periods prior to our acquisition of them on May 9, 2007.

Overview

We are a development stage biopharmaceutical company utilizing patented technology to develop longer-acting, proprietary versions of already approved therapeutic proteins that currently generate billions of dollars in annual global sales. We have obtained certain exclusive worldwide rights from Washington University in St. Louis, Missouri to use a short, naturally-occurring amino acid sequence (peptide) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached. This Carboxyl Terminal Peptide (CTP) can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity. We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans, giving our products greatly improved therapeutic profiles and distinct market advantages.

We believe our products in development will provide several key advantages: dramatic reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage; extended patent protection as proprietary new formulations of existing therapies; faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and manufacturing using industry standard biotechnology based protein production processes.

The first novel protein containing CTP technology has reached Phase III clinical studies, being currently conducted by the Dutch multinational biotechnology company Organon International Inc., now part of Schering-Plough Corp., which licensed the technology directly from Washington University (prior to the formation of Modigene Delaware) only for application to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH). Organon has publicly reported highly successful Phase II results.

Worldwide sales of therapeutic proteins were approximately $53 billion in 2005 and are expected to increase to more than $70 billion by 2008.1 Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, which together address an established market in excess of $15 billion:

• Human Growth Hormone (hGH)

• Interferon β

• Glucagon-Like Peptide-1 (GLP-1)

• Erythropoietin (EPO)

[1]
InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm); Neose Technologies, Inc. Form 10-K, filed March 11, 2005, for period ending December 31, 2004; Business Communications Company, Inc., The Market for Bioengineered Protein Drugs, Abstract, January 2004 (http://www.bccresearch.com/biotech); Forbes, The World’s Ten Best-Selling Drugs, 3/22/2006.

Worldwide sales of hGH are estimated at $2.2 billion, those of EPO at $10.7 billion, those of interferon β at $3.8 billion, and GLP-1 analogues have just reached the market, but are expected to grow rapidly to $1.5 billion.2 We believe that the CTP technology will be broadly applicable to these as well as many other of the best-selling therapeutic proteins in the market and will be attractive to potential partners because it will allow them to extend proprietary rights for therapeutic proteins with near-term patent expirations.

Discovery, Development and Clinical Experience with CTP Technology

Our core technology was developed by Washington University in St. Louis, while investigating the female hormone hCG, which facilitates pregnancy by maintaining production of progesterone and stimulating development of the fetus.

hCG has a long life span of up to 2 days, meaning that the body is slow to break it down. LH is another female hormone having a chemical composition (amino acid sequence) very close to that of hCG. LH has a very short life span of 20 minutes. Scientists at Washington University discovered that the only difference between hCG and LH is a short amino-acid sequence present in hCG and not in LH which they called “CTP,” for Carboxyl-Terminal Peptide. This is shown schematically below. When produced in mammalian cells, this CTP is heavily modified by sugars being added (a process called glycosylation). Through numerous experiments, it was confirmed that CTP was responsible for the longer life span of hCG as compared to LH. Washington University then performed additional experimentation adding CTP to different therapeutic proteins and the results showed that the CTP-modified proteins had dramatically increased life span.

Modigene’s core technology is the use of a short, naturally occurring amino acid sequence (CTP) to slow the removal of therapeutic proteins from the body without increasing toxicity or altering the overall biological activity

Our scientific founder, Dr. Fuad Fares, was a post-doctoral student at Washington University and worked on these findings and experiments. When Dr. Fares returned to Israel in 2001, he formed ModigeneTech to license the CTP technology from Washington University for certain therapeutic indications.

Prior to Dr. Fares’ completion of our initial license agreement with Washington University, the Dutch biotech company Organon, now part of Schering-Plough Corp., licensed the CTP solution to be used in conjunction with four endocrine proteins: FSH, hCG, TSH and LH. Organon’s goal was to develop a longer-lasting version of their FSH product, marketed as Follistim and required to be injected on a daily basis. The FSH market is quite significant, with annual sales of $1.3 billion.3 There have been several attempts to create a long-lasting version of FSH utilizing existing technologies that compete with our CTP technology, including a PEGylated version, all of which have been abandoned or terminated.

Organon has successfully completed United States Food and Drug Administration (“FDA”) regulated Phase I and Phase II clinical trials with this longer-acting FSH-CTP, and is now in the midst of its Phase III trial, involving 1,400 patients across 75 clinical centers worldwide. The Phase II clinical trial findings indicate that the addition of CTP to the FSH protein does not impact its therapeutic activity or cause any negative immune system response. Importantly, Organon’s FSH-CTP appears to require only one injection to achieve the same clinical efficacy of ten daily injections of regular FSH, as shown in the figure below.4 Organon is currently conducting Phase III trials and plans to seek FDA approval for its extended-life FSH-CTP therapy in the near future. We believe that Organon’s success to date, in conjunction with our own research and development efforts, indicates that the addition of CTP to existing therapeutic proteins is commercially valuable. We are now the exclusive licensee for the utilization of CTP technology in all therapeutic proteins, peptides and their modified forms except for human FSH, LH, TSH and hCG.

[2]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).
[3]	InformationsSekretarial Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).
[4]	P. Devroey et al., The Journal of Clinical Endocrinology and Metabolism 89: 2062-70 (2004).

Stimulation of egg follicle growth in women preparing for IVF. Standard treatment of daily injection of rFSH (rightmost bar in each day’s group) is compared to a single injection of FSH-CTP in one of three dose levels. At the days shown, large (growing) follicles were detected by ultrasound. There were at least as many large follicles stimulated by each of the FSH-CTP doses as with the control group.

Opportunity Background

Overview of Therapeutic Proteins

Therapeutic proteins are proteins that are either extracted from human cells or engineered and produced in the laboratory for pharmaceutical use. The majority of therapeutic proteins are recombinant human proteins manufactured using non-human cell lines that are engineered to contain certain human genetic sequences which cause them to produce the desired protein. Recombinant proteins are an important class of therapeutics used to replace deficiencies in critical blood borne growth factors and to strengthen the immune system to fight cancer and infectious disease. Therapeutic proteins are also used to relieve patients’ suffering from many conditions, including various cancers (treated by monoclonal antibodies and interferons), heart attacks, strokes, cystic fibrosis and Gaucher’s disease (treated by enzymes and blood factors), diabetes (treated by insulin), anemia (treated by erythopoietins), and hemophilia (treated by blood clotting factors).

The FDA has approved 75 therapeutic proteins, also known as biopharmaceuticals, and there are more than 500 additional proteins under development. Worldwide sales of therapeutic proteins were reported to be approximately $53 billion in 2005, and are expected to increase to more than $70 billion by 2008.5 To date, much of the growth has been in sales of erythopoietins (used to treat anemia) and insulins (used to treat diabetes). Many of the proteins currently on the market will lose the protection of certain patent claims over the next 15 years. In addition, many marketed proteins are facing increased competition from next-generation versions or from other therapeutic proteins approved for the same disease indications.

Because proteins are broken down in the gastrointestinal system, marketed therapeutic proteins must be administered by injection. Once in the bloodstream, therapeutic proteins are broken down by enzymes and cellular activity, as well as filtered out of the blood by the kidneys. Therefore, injections must be given frequently to achieve effective therapeutic levels. A large market opportunity exists for new versions of proven therapeutic proteins that remain active longer, thereby reducing the number of required injections and optimizing therapeutic results and patient acceptability. However, existing approaches to creating modified therapeutic proteins are generally based on the addition of synthetic, non-protein elements that result in problems such as loss of desired biological activity, toxicity of the modified protein and increased manufacturing complexity and cost. Despite these challenges, four longer-lasting modified therapeutic proteins currently on the market generated total combined sales of over $8.1 billion in 2005.6 Each of these improved therapeutics was custom-designed with great effort.

[5]
Business Communications Company, Inc., The Market for Bioengineered Protein Drugs, Abstract, January 2004 (http://www.bccresearch.com/biotech); Forbes, The World’s Ten Best-Selling Drugs, 3/22/2006. Neose Technologies, Inc. Form 10-K, filed March 11, 2005, for period ending December 31, 2004.

[6]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).

Attempts to Extend the Life Span of Therapeutic Proteins

Several strategies have been devised in recent years to extend the life span of therapeutic proteins by slowing their clearance from the body. These strategies have included two main techniques:

•      Increasing the size of the therapeutic protein. This is achieved either by attaching large polymeric chains to the protein (PEGylation) or by attaching other large, non-active proteins that have longer life spans compared to the target therapeutic protein.

•      Altering the physical structure of the therapeutic protein. This is achieved by adding carbohydrate structures to the therapeutic protein (glycosylation) through modifications of the original genetic sequence of the protein. These additional “sugar chains” slow the clearance of the therapeutic protein from the bloodstream.

Limitations of Existing Life Span Extension Solutions

There are several fundamental issues with the existing technologies that attempt to create longer-lasting versions of therapeutic proteins. If the size of the protein is increased by way of attaching large polymeric chains or another protein, the end result is a very large protein. Because most therapeutic proteins work by binding to specific receptors, the new “bulkiness” may prevent them from achieving the desired result. The smaller the protein, the more significant the effect of the size increase may be. The successful attempts at increasing the size of therapeutic proteins, while preserving substantial activity, have been relatively few, and have been with proteins that are already large. Even so, the biological activity of the modified protein has been significantly less than that of the unmodified protein, and thus requires a higher injected dose as compared to the unmodified protein’s usual dosage. One typical method to achieve the desired size increase is to add long polymers of polyethylene glycol (PEG) to a protein; however, such method has in the past resulted in the creation of foreign structures to which the immune system may adversely react. When this happens, the immune system also works to remove the modified protein from the bloodstream, defeating the purpose of the original modification. It can also lead to additional negative effects, such as reaction at the injection site.

Another technique, glycosylation, requires custom alterations (point mutations) to the protein’s genetic structure to increase its life span. The resulting modified protein is entirely new and often generates unexpected adverse reactions, resulting in potentially toxic effects. To date, creating a protein with a longer life span that is not toxic has been a lengthy trial and error process.

Although the existing modification technologies have been tried on almost all therapeutic proteins, only three modified proteins have been commercially successful: two developed by Amgen Inc., and one independently developed by Schering-Plough Corporation and Roche Pharmaceuticals. Each of these marketed longer-lasting therapeutic proteins has captured multi-billion dollar annual sales and is a leader in its respective market based upon annual sales:

•      Utilizing PEGylation, Schering-Plough and Roche independently developed PEG-INTRON and PEGASYS, therapeutic proteins with a longer life span than that of regular Alpha interferon (used for treating Hepatitis B and C), and which generated sales in 2005 of $2.7 billion.

•      Utilizing PEGylation, Amgen developed Neulasta, an anti-neutropenia therapeutic protein with a longer life span than that of regular G-CSF, and which generated sales in 2005 of $2.2 billion.7

•      Utilizing additional glycosylation, Amgen developed Aranesp, an anti-anemia therapeutic protein with a longer life span than that of regular EPO, and which generated sales in 2005 of $3.2 billion.

These products, collectively having revenues of more than $8 billion a year, clearly indicate the potential value of developing improved therapeutic proteins.

[7]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).

Our Solution

Through our license agreement with Washington University, we have secured exclusive, worldwide rights to use the CTP technology with respect all natural and non-natural therapeutic proteins and peptides (other than LH, TSH, FSH and hCG), including hGH, EPO, interferon β and GLP-1. Our solution to creating proprietary, enhanced longevity protein therapeutics is CTP, a short, naturally-occurring amino acid sequence that has the effect of slowing the removal and/or breakdown of the therapeutic protein to which it is attached. Using standard recombinant DNA techniques, the CTP cassette can be readily attached in one or more copies to a wide array of existing therapeutic proteins. When these proteins are produced in mammalian cells, the CTP portion undergoes a natural process in which special carbohydrate chains are attached (O-linked glycosylation). This additional CTP piece, along with its carbohydrate chains, stabilizes the therapeutic protein in the bloodstream and greatly extends its life span, without additional toxicity or loss of its desired biological activity. This is quite distinct from other methods used to extend protein life span, which require the addition to the therapeutic drug of large proteins or of synthetic, non-protein elements that may result in problems such as loss of desired biological activity or toxicity of the modified protein, as well as increased manufacturing complexity and cost. Moreover, CTP-modified proteins can be manufactured using established and widely used mammalian protein expression systems (cell lines). Therefore, the technology risks are minimized, while the benefits of the CTP technology can be substantial.

There are two existing biopharmaceuticals that utilize CTP technology. The first product is hCG, of which CTP is naturally a part. Besides being present normally in high amounts during pregnancy, it is also given therapeutically to women or men as a fertility treatment (sold by Serono, Organon and Ferring). The second product is FSH-CTP, in clinical development by Organon as described above. The data from the use in humans of these two products gives us confidence that the CTP technology may be able to address the major problems faced by the other attempted approaches to increase protein lifespan. Data from these products reassures us that CTP can be used safely in humans and that it is effective in extending the serum lifetime and activity in humans.

We believe the clinical development program for our drugs will be faster, less expensive and more predictable than those conducted for existing therapeutic proteins. We can base the design of our studies, the inclusion criteria, clinical endpoints and sample sizes, on the knowledge gained from development of the predecessor drugs, with the assurance that these have been accepted by regulatory authorities in the past. In addition there are usually surrogate markers for clinical efficacy that have been defined and accepted by the medical community. These can provide easier and faster ways of learning at an early stage the correct dosing range and frequency. In some cases, they can even be used as definitive clinical trial endpoints. These factors drive down the time and costs associated with clinical trials. For these reasons, we believe that our first product could receive FDA approval in four years.

Research & Development: Our Development Programs

We are currently pursuing the development and commercialization of four products – Human Growth Hormone, Interferon β, Glucagon-Like Peptide-1 and Erythropoietin –  which collectively address an established market in excess of $15 billion, representing approximately 30% of the total market for therapeutic proteins.8 The aggregate cost of our research and development programs during the 2006 fiscal year was $854,328 and during the 2007 fiscal year was $2,667,733.

Human Growth Hormone (hGH)

Market Opportunity

Growth hormone deficiency (GHD) is a pituitary disorder resulting in short stature and other physical ailments. It affects approximately 20,000 children in the United States. GHD occurs when the production of growth hormone, secreted by the pituitary gland, is disrupted. Since growth hormone plays a critical role in stimulating body growth and development, and is involved in the production of muscle protein and in the breakdown of fats, a decrease in the hormone affects numerous body processes.

Recombinant hGH is used for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone. The primary indications it treats in children are growth hormone deficiency, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome. In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss. The annual market for hGH was $2.2 billion in 2005, with six companies then marketing versions of the therapeutic protein.

[8]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec.sales.htm).

In addition to its current use, hGH has been proven to promote a number of lifestyle benefits including weight loss, increased energy levels, enhanced sexual performance, improved cholesterol, younger, tighter, thicker skin, and reduced wrinkles and cellulite. We expect the hGH market to expand significantly as hGH moves beyond therapeutic treatment to include the treatment of lifestyle issues.

Current Products

Prior to the advent of recombinant versions, growth hormone was purified from human cadavers. For the past 20 years, recombinantly produced protein has been supplied to the market by an increasing number of companies. Current products on the U.S. market are Nutropin (Genentech), Genotropin (Pfizer), Humatrope (Eli Lilly), Norditropin (Novo Nordisk), Serostim (Serono) and Omnitrope (Novartis), which was approved in May 2006.

Modigene’s hGH-CTP Program

Patients using hGH receive daily injections six or seven times a week. This is particularly burdensome for pediatric patients. We believe a significant market opportunity exists for a longer-lasting version of hGH that would require fewer injections. This concept was validated by Genentech’s development and launch, in 2000, of Nutropin Depot, which used a biodegradable gel formulation of hGH, intended to provide once or twice per month dosing. This product was not well accepted in the marketplace due to the large bore needle required plus a high incidence of injection site reactions caused by the byproducts of the biodegradation of the gel material. The product was discontinued in 2004. We believe hGH-CTP will not suffer from these deficiencies, and will in fact benefit from the groundwork and raised expectations Genentech created.

We have successfully cloned and expressed several variants of hGH-CTP. The in-vivo biological activity of the hGH-CTP variants has been tested using the standard hGH animal model, named the “Weight Gain Assay.” In that animal model we conducted a comparative study of the effect of daily injection of commercial hGH, versus single weekly injection of hGH-CTP, on the growth of hypophysectomized rats - rats that had their pituitary gland removed by surgery. The rats cannot continue to grow and add weight without their pituitary gland, unless they get supplemental hGH via injection. During a period of 11 days, we injected one group of rats with 11 consecutive daily injections of commercial hGH, while other groups have been injected once every six days with our long-lasting hGH-CTP. As shown below, the results demonstrate that a single injection per week of our hGH-CTP is highly effective in inducing growth, and as effective as six daily injections of commercial hGH. We intend to file an investigational new drug application (IND) with the FDA for a CTP-modified hGH by the end of 2008 or in the first quarter of 2009. Given the enormous clinical experience with growth hormone over many decades, accepted surrogate markers of its activity in the body and clear clinical trial endpoints, we expect our clinical program to progress rapidly, predictably, and at relatively low cost.

Phramacokinetic animal models show that the durability of the hGH-CTP, as measured by its T1/2, is approximately 5.2x longer than commercial hGH when injected subcutaneously, and 13.8x when injected intravenously. In addition, the serum availability of hGH-CTP is approximately 9.6x and 16.5x better than commercial hGH, for intravenous and subcutaneous administrations, respectively.

Erythropoietin (“EPO”)

Market Opportunity

The level of red blood cells in the body at any given time depends on a protein hormone called Erythropoietin (EPO). The kidneys make EPO and it travels to the bone marrow, where it stimulates the production of red blood cells. Individuals with chronic kidney failure, chemotherapy patients and HIV/AIDS patients on AZT therapy suffer from low levels of EPO. Without sufficient EPO, the level of red blood cells drops, which causes anemia. Symptoms of anemia can be vague, but most commonly, people with anemia report a feeling of weakness or fatigue. More severe anemia leads to shortness of breath, and can lead to heart failure in the elderly.

In addition to its major use in patients with chronic kidney failure and on chemotherapy, EPO is also used in patients who may require a blood transfusion or undergo surgery where blood loss is expected. In these cases, EPO is given in advance as a precaution. The bone marrow produces more red blood cells, and if blood is lost during the operation, there is still enough to sustain the patient.

Annual sales of EPO were estimated to be $10.7 billion in 2005, and rising.9 Of this, Amgen’s long-acting EPO, Aranesp, currently sells $3.2 billion per year.

Current Products

Recombinant EPO was launched as a pharmaceutical product by Amgen for treatment of anemia resulting from chronic renal failure in 1989 under the brand name Epogen. In 1991 it was also approved for treating anemia resulting from cancer chemotherapy. Johnson & Johnson (J&J) markets EPO under license from Amgen for cancer chemotherapy under the brand names Procrit (US) and Eprex (ex-US). A longer-acting erythropoietin analogue, darbepoetin (dEPO), also known as novel erythropoiesis-stimulating protein (NESP), was launched by Amgen under the brand name Aranesp in 2001.

[9]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).

Amgen’s patents have so far prevented other companies from entering the U.S. market. Even though the patents are all based on work done in the early 1980s, the last of them will not expire until 2015, thirty-two years after the date of the original application. Outside the United States, Amgen’s patents did not prevail and EPO is also available from Roche and Chugai under the brand names NeoRecormon and Epogin. Also in Europe, EPO produced by different technology will soon be available from Shire as Dynepo (originally developed by Transkaryotic). Unlike existing forms of pharmaceutical EPO manufactured in cultured animal cells, Dynepo is made in cultured human cells. It is therefore expected to have an authentic human form of glycosylation. This characteristic may make it a longer-acting product than existing brands, but clinical data have not yet been made public. A long-acting PEGylated form is in development by Roche as CERA. Roche is being sued by Amgen to prevent importation of CERA into the United States, but so far Roche has prevailed under clinical trials exemption principles. Roche also maintains that CERA does not infringe Amgen’s patents, and filed for FDA approval in April 2006.

EPO is generally injected subcutaneously (under the skin) by the patient, although it may also be given intravenously (through a vein). Several injections weekly are required for the original forms, but the long-acting forms may require injections only once every two weeks.

Modigene’s EPO-CTP Program

Our scientists have created constructs of EPO with CTP attached, and demonstrated in rodents that EPO-CTP has extended serum lifetime and enhanced activity compared to equivalent amounts of EPO, and is at least as effective as Aranesp, Amgen’s long-acting EPO. Aranesp was constructed as one of a very large number of mutants of EPO, each of which was laboriously cloned, expressed and tested for activity. By comparison, only a single cloning experiment was required to engineer each variant of EPO-CTP. Schematic structures of EPO, Aranesp and EPO-CTP with a single CTP cassette are shown below (not to scale). It can be seen that EPO-CTP with a single CTP cassette contains the same maximal number of sialic acids as the terminal residues on its carbohydrate chains as does Aranesp. These sialic acids have been described by Amgen to be a major factor in determining serum half-life. A secondary contributor is molecular weight, and EPO-CTP appears to benefit from this factor, especially in EPO-CTP variants with three CTP cassettes.

The in-vivo biological activity of the EPO-CTP variants has been tested using the standard EPO animal model. In that animal model we conducted a comparative study of the biological effect of single injection of commercial EPO, single injection of Aranesp, and a single weekly injection of EPO-CTP, on mice. The hemoglobin levels, as well as other parameters, of the mice were measured. In addition, the half-life (durability) of EPO, Aranesp, and EPO-CTP was measured. As shown below, the results demonstrate that (i) a EPO-CTP has a half-life higher by 21% than that of Aranesp, (ii) a single injection per week of our EPO-CTP is highly effective in inducing immature red blood cells, as well as hemoglobin levels, and (iii) a single injection per week of our EPO-CTP has a stronger biological effect than that of a single injection per week of Aranesp.

Interferon β

Market Opportunity

Beta interferon is a drug used to reduce the frequency and severity of relapses afflicting people suffering from multiple sclerosis (MS). MS is an autoimmune neurological disorder affecting the insulating myelin layers of the brain and spinal cord. If unchecked, over time the immune system attack on the myelin leads to poor coordination, severe disabilities and premature death.

Annual sales of beta interferon were estimated to be $3.8 billion in 2005, selling under the product names Rebif by Serono, Inc., Betaseron/Betaferon by Schering AG and Avonex by Biogen Idec.10

Current Products for MS

Beta interferon is available as two different proteins with similar activity. Interferon β-1b (Betaseron) is a genetically altered protein produced in E. coli bacteria, and was the first product introduced for MS in 1993. Interferon β-1a is the natural sequence protein, produced in mammalian cells, and is glycosylated. It was introduced to the U.S. market in 1996 by Biogen Idec (Avonex), followed in 2002 by Serono’s product Rebif, which is co-marketed by Pfizer. Betaseron is injected every other day subcutaneously, Avonex is given once per week by intramuscular injection and Rebif is given subcutaneously three times per week. Interferons have been shown to reduce the rate of MS relapses by 30-40%, and to slow the progression of disability in MS patients. None of the products on the market is a cure, but patients today who start early on interferon can suppress the disease enough that they are much less likely today to end up in a wheelchair than they were before these treatments were available.

In addition to the beta interferons sold by Biogen Idec, Schering and Serono, the other major product used for MS is Copaxone, developed by Teva and marketed together with Sanofi Aventis. Worldwide sales of Copaxone were $1,713 million in the 2007.11 Other drugs approved for MS include the chemotherapeutic Novantrone (Serono) and the biologic Tysabri (Biogen Idec), which is reserved for unresponsive cases due to potentially fatal adverse effects.

Modigene’s Interferon β-1a-CTP Program

Modigene’s IFN-β-CTP is produced in Chinese hamster ovary cells—the same cell line also used by Avonex® and Rebif®. We produced the protein and conducted in vitro and preclinical animal models of IFN-β-CTP. A single injection of IFN-β-CTP has shown the potential to require injection protocol of only once every two weeks, compared with two to four times for the current protocols with commercial IFN-β (Avonex® and Rebif®).

[10]	InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).
[11]	Teva press release, February 12, 2008.

Phramacokinetic animal models show that the durability of the IFN-β-CTP, as measured by its T1/2, is approximately 8.2x longer than commercial IFN-β when injected intravenously. In addition, the serum availability of IFN-β-CTP is approximately 24x better than commercial IFN-β, for intravenous administration.

The receptor specificity of IFN-β-CTP is identical to the commercial IFN-β, providing further indication that the increased longevity of IFN-β-CTP will not deteriorate any biological effect. We plan to file an IND application and begin Phase I/II human clinical trials for IFN-β-1a-CTP by the second or third quarter of 2009.

Glucagon-Like Peptide-1 (“GLP-1”)

Market Opportunity

Diabetes is a chronic disease in which a person’s blood glucose levels are too high due to either a lack of insulin or the body’s inability to use the insulin effectively. Insulin is an essential hormone that enables the absorption of glucose into the body’s cells, which then use it as fuel. High glucose levels can damage blood vessels and lead to complications such as diabetic blindness, kidney diseases, heart diseases, strokes, peripheral neuropathy and vascular disease, leading to the amputation of limbs. The risks of these complications can be reduced significantly with close control of blood glucose. Despite this, two thirds of deaths in diabetes patients are attributed to cardiovascular disease.

Type 2 diabetes, usually diagnosed in adults (although increasingly in obese children and adolescents), occurs when the body does not produce sufficient insulin or the insulin produced is not being utilized effectively (a condition called insulin resistance). There are a number of oral drugs available for the treatment of this type of diabetes, although insulin injections may need to be taken when the oral drugs are unable to control blood glucose levels. Between 90% and 95% of all diabetics have Type 2 diabetes.

Diabetes is the most common endocrine disorder in the United States and is the fifth leading cause of death in the country (excluding accidents). The prevalence of Type 2 diabetes has tripled in the last 30 years, due in large part to the increase in obesity. Type 2 diabetes affects more than 17 million Americans, over 6% of the total population,12 and in 2002 was estimated to cost the country $132 billion.13 Worldwide, the World Health Organization currently estimates that as of the year 2000 diabetes affected some 177 million individuals, and projects that this number may increase to at least 300 million by 2025.14 It is estimated that in 2002, worldwide spending on oral diabetes drugs and injected insulin for Type 2 diabetes was $12.5 billion.15

Many patients’ diabetes is poorly controlled despite use of oral drugs or insulin, and insulin therapy typically causes weight gain. Because obesity is a major factor in causing the diabetes, weight gain is highly undesirable. This has instigated a continued search for new and better anti-diabetic agents, leading to the discovery of GLP-1. GLP-1 is a peptide hormone that acts throughout the body to help maintain healthy blood sugar levels and to control appetite. In healthy individuals, GLP-1 levels rise during a meal to help the body utilize and control the elevation in blood sugar levels, but this response is blunted in Type 2 diabetics. GLP-1 also contributes to the health and survival of the insulin-producing cells in the body. GLP-1 analogues have just reached the market, but are expected to grow rapidly to $1.5 billion.16

There is also evidence that GLP-1 could be an important therapy for congestive heart failure,17 and it is being studied in clinical trials for that indication using continuous infusion.

Current Products

Type 2 diabetes is treated first with diet and exercise, then with oral pharmaceutical agents and finally with insulin. The U.S. market for oral diabetic drugs was $5.4 billion in 2002, and the market for insulin was about $1.9 billion that year. Despite the range of treatment options, a large fraction of patients do not manage to control their blood glucose levels adequately.

12     National Diabetes Information Clearinghouse (NIDDK/NIH).
13     American Diabetes Association (ADA).
14     World Health Organization (http://www.who.int/mediacentre/factsheets/fs236/en/).
15     From Business Communications Company, Inc. (BCC), a Connecticut, U.S., based business research firm specializing in biotechnology.
16     InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).
17     See review by H. Taegtmeyer, Circulation 110: 894-896 (2004).

The primary obstacle to the use of GLP-1 as a therapeutic for diabetes is its extremely short half-life of about five minutes in the body. For this reason, researchers have tried a number of approaches to overcome this problem. The first product to reach the market is a longer-lived GLP-1 analogue originally isolated from the gila monster, recently introduced to the market as Byetta (exenatide). Other attempts to address the short half-life have been to attach the peptide to a long-circulating protein, or to use continuous infusion, which for most patients is not practical.

Modigene’s GLP-1-CTP Program

We believe it will be practical to apply our CTP technology across the board to greatly prolong the time therapeutic peptides circulate in the body. Our proof of concept for this approach will be to use it for GLP-1, which has proven therapeutic value. Construction of the recombinant DNA vectors has begun. We plan to begin clinical studies with this project in 2009.

Our Business Strategy

Our goal is to become a leader in the development and commercialization of longer-lasting, proprietary versions of already approved therapeutic proteins that currently generate billions of dollars in annual global sales, through the utilization of our CTP technology. Key elements of our strategy are to:

•      Develop and commercialize improved versions of biopharmaceuticals that dramatically reduce the number of injections required to achieve the same therapeutic effect from the existing drugs. Based on the clinical track record of our CTP technology, as evidenced by the results of Organon’s FSH-CTP Phase II clinical trial, we believe that the addition of CTP to therapeutic proteins significantly enhances the lifespan of those proteins, without any adverse effects. We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market.

•      Leverage extensive existing clinical and regulatory experience with the original drugs to bring our improved versions of these biopharmaceuticals to market more quickly, at lower costs and with a clearer path to regulatory approval. Because there is a large knowledge base on the original products, the preclinical, clinical and regulatory requirements needed to obtain marketing approval are very well defined. In particular, clinical study designs, inclusion criteria and endpoints can be used that have already been accepted by regulatory authorities. There typically exist accepted surrogate markers for clinical efficacy, which can sometimes even be used as definitive trial endpoints, but at the least are highly informative of proper dose range and frequency. All of these factors drive down the time and costs associated with clinical trials, which represent up to 90% of product development costs for a typical therapeutic protein. In addition to lowering the costs and time to market, we believe the strategy of targeting drugs with proven safety and efficacy provides a better prospect of clinical success of our proprietary development portfolio as compared to de novo protein drug development. The possibility of delays due to regulatory safety concerns is also reduced as the FDA gains comfort with the safety profile of CTP-modified proteins (CTP is naturally present in the body, on the approved drug hCG and on FSH-CTP). We estimate that the average time to market and cost of clinical trials for our products could be up to 50% less than that required to develop a new therapeutic protein. For these reasons, we believe that our first product could receive FDA approval in four years.

•      Seek attractive partnership opportunities. We believe that the CTP technology is applicable to most therapeutic proteins and peptides that have been approved to date by the FDA, including many of the best-selling therapeutic proteins in the market. We believe that the proprietary rights provided by CTP technology, together with the clinical and compliance benefits, will be attractive to potential partners, either the originator of the therapeutic protein or their prospective competitors. We will seek to build a portfolio of commercially attractive partnerships in a blend of co-developments and licenses. Where possible, we will seek partnerships that allow us to participate significantly in the commercial success of each of the compounds.

•      Leverage our core competencies. We believe that our CTP technology improves the drug properties of therapeutic proteins. We will continue to use our CTP technology to develop improved versions of protein drugs with proven safety and efficacy and to improve the therapeutic profiles of new drugs that will be developed by our partners. We will also continue to conduct exploratory drug development research in therapeutic peptides and Fab fragments of monoclonal antibodies, where our CTP technology, intellectual property and internal expertise provide us with opportunities.

Our Partnering Strategy

In addition to commercializing the three therapeutic proteins and one peptide discussed above, there are many additional product candidates we can pursue in an opportunistic fashion. We plan to pursue partnering deals with biotechnology companies that have a strategic interest in using our solution to develop longer-lasting versions of their existing therapeutic proteins or peptides, or those in development. We anticipate such partnerships will provide significant revenues in the form of license fees, milestone payments and royalties on sales, which will help to subsidize our research and development costs. Examples of such potential partnering opportunities include, among many others:

Alpha interferon

The protein family of interferons, produced by animal cells when they are invaded by viruses, is released into the bloodstream or intercellular fluid to induce healthy cells to manufacture an enzyme that counters the infection. Alpha interferon has been approved for therapeutic use against chronic Hepatitis B, chronic Hepatitis C, hairy-cell leukemia, malignant melanoma, genital warts and some rarer cancers. Annual sales of Alpha interferon were estimated to be $2.7 billion in 2005, selling under product names INTRON A and PEG-INTRON by Schering-Plough (interferon alfa-2b), and Roferon A and PEGASYS by Roche (interferon alfa-2a).18

Granulocyte Colony Stimulating Factor

Granulocyte Colony Stimulating Factor (G-CSF) stimulates the body’s bone marrow to make more of a crucial type of white blood cells called neutrophils. G-CSF is administered to patients undergoing chemotherapy who develop a low neutrophil count (neutropenia), which puts them at risk for severe infections and may mandate interruptions in cancer treatment. G-CSF is administered daily via injection. G-CSF, marketed by Amgen as Neupogen/Neulasta and by Chugai Pharmaceutical Co., Ltd. as Granocyte in Europe, had estimated 2004 worldwide sales in excess of $4.4 billion. Amgen received approval for Neulasta, a longer-lasting (PEGylated) version of Neupogen, in January 2002. In its first year on the market, Neulasta sales increased 170% from $467 million in 2002 to $1.27 billion in 2003 and increased a further 38.6% to $1.74 billion in 2004, thereby exceeding 2004 sales of Neupogen, which were only $1.18 billion.19

Angiostatin, Endostatin

Angiogenesis is the development of new blood vessels from pre-existing ones. Two very promising antiangiogenic factors that inhibit cancer growth are Angiostatin and Endostatin.

Interleukin 11

Interleukin 11 is a protein that stimulates the production of platelets, which are important for proper clotting of the blood and wound healing. Interleukin 11 is used to increase platelets and decrease the need for platelet transfusions following treatment with certain cancer chemotherapy medications in patients who are at high risk of severely low platelet levels. Interleukin 11 is currently manufactured and marketed under the name Neumega by Wyeth.

Fab antibody fragments

Fab antibody fragments are the targeting segments of monoclonal antibodies, and have exceptional target binding affinity and specificity. They can be attached to various drugs that need “transportation” to certain biological targets. However, the Fab antibody fragments have a very short life span, and as a result are typically not suitable for many applications. We believe the CTP technology can prolong the life span of these Fab antibody fragments, enabling them to become therapeutic alternatives. Because we have an exclusive license to attach CTP to all available Fab antibody fragments, we can choose the most promising candidates from a pool of hundreds of Fab antibody fragments for development.

18     InformationsSekretariat Biotechnologies (http://www.i-s-b.org/business/rec_sales.htm).
19      Bear, Stearns & Co., Amgen—Peer Perform, Shifting the Focus From Medicare to Emerging EPO Competition - CERA Battle Will Likely Be Intense, April 20, 2005.

Therapeutic peptides

Globally, more than 40 peptide-based products having an annual sales volume of more than $ 5 billion are commercially available. Most of therapeutic peptides such as Somatostatins, Vasopressins, Platellet aggregate inhibitors, Calcitonins, GNRH/LHRH and Immunopeptides have very short durability and need to be injected on a daily basis.

Intellectual Property

Through our wholly-owned subsidiary, ModigeneTech, we license intellectual property that is necessary to conduct our business from Washington University. We initially licensed core intellectual property pursuant to a non-exclusive license agreement entered into with Washington University in 2001 and amended such license in 2004 such that ModigeneTech became the exclusive licensee of the two key CTP patents in connection with 11 therapeutic proteins. Pursuant to the prior license agreement, Modigene Delaware issued a total of 221,979 shares of its common stock to Washington University (378,796 shares of our common stock on a post-merger basis). In February 2007 we entered into the License Agreement that superseded the prior license agreement and granted ModigeneTech the exclusive license to three CTP patents and expanded the field of use to all natural and non-natural therapeutic proteins and peptides (other than LH, FSH and hCG). Under the License Agreement, we have the right to sub-license the licensed patents. The License Agreement terminates in 2018 when the last of the patents licensed to us under the License Agreement expires, unless terminated earlier. Under the License Agreement, we are required to pay an initial fee of $100,000 in installments over the 18 months following the effective date of the License Agreement; annual license maintenance fees of $30,000 (payable until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments. Pursuant to the License Agreement, we will also be responsible for milestone payments of $15,000 for each molecule at IND filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

Pursuant to our License Agreement with Washington University, we have obtained an exclusive license to the key CTP patents that have been issued by the U.S. Patent and Trademark Office – U.S. #5,712,122, U.S. #5,759,818 and U.S. #6,225,449. We believe these patents provide broad and comprehensive coverage of the CTP technology, and we expect to aggressively enforce our intellectual property rights if necessary. In addition, unrelated to the patents from Washington University, we have filed, and will likely continue to file, patent applications to cover CTP innovations, such as configurations, compositions and methods.

Competition

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and developing therapeutic proteins with enhanced life spans. Several pharmaceutical companies, such as Amgen, Eli Lilly and Company (through its acquisition of Applied Molecular Evolution), Nektar Therapeutics, ConjuChem Inc., Flamel Technologies S.A., Neose Technologies, Inc., Nautilus Biotech S.A. and Human Genome Sciences (through its acquisition of Principia Pharmaceutical Corp.) have marketed products or are involved with the development of therapeutic proteins with enhanced life spans.

These companies, as well as potential entrants into our market, have longer operating histories, larger customer or use bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current or potential competitors can devote substantially greater resources to the development and promotion of their products than we can.

Additionally, there has been consolidation within the pharmaceutical industry and larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures to gain access to additional technology or products. Any of these trends would increase the competition we face and could adversely affect our business and operating results.

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of our products and our ongoing research and development activities. All of our products require rigorous preclinical and clinical testing and regulatory approval by governmental agencies prior to commercialization and are subject to pervasive and continuing regulation upon approval. The lengthy process of seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

In the United States, the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the safety and effectiveness standards for our products and the raw materials and components used in the production of, testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products on a product-by-product basis.

Preclinical tests include laboratory evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy. Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. After laboratory analysis and preclinical testing, we intend to file an IND with the FDA to begin human testing. Typically, this requires a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent. In Phase I, small clinical trials are conducted to determine the safety and proper dose ranges of our product candidates. In Phase II, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of our product candidates. In Phase III, clinical trials are conducted to provide sufficient data for the statistically valid proof of safety and efficacy. The time and expense required for us to perform this clinical testing can vary and is substantial. We cannot be certain that we will successfully complete Phase I, Phase II or Phase III testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, the Institutional Review Board monitoring the clinical trials or the IND sponsor may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities. We can not be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials and provide additional data on safety and effectiveness. We are also required to gain separate clearance for the use of an approved product as a treatment for indications other than those initially approved. In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product. If after receiving FDA approval, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice (GMP) regulations and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be as rigorous, costly and uncertain. In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval. Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing. Failure to substantially comply with these on-going requirements could lead to government action against the product, the Company and/or its representatives.

The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the United States and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability and adequacy of reimbursement from third party payers, such as the government or private insurance plans. Third party payers are increasingly challenging established prices, and new products that are more expensive than existing treatments may have difficulty finding ready acceptance unless there is a clear therapeutic benefit. We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably.

We are also subject to various federal, state, and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on us, including our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

We are also subject to numerous federal, state, local, and international laws and regulations relating to safe working conditions, manufacturing practices, environmental protection, import and export controls, fire hazard control, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances. We believe that our procedures comply with the standards prescribed by federal, state, or local laws, rules, and/or regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. Currently, we have no costs with respect to environmental law compliance. At our current stage of product development, we cannot accurately estimate what our future costs relating to environmental law compliance may be.

We have currently received no approvals from the FDA or other foreign regulators in connection with our product candidates. We intend to file an IND with the FDA for a CTP-modified hGH within the next 12 months. We also intend to file an IND with the FDA for a CTP-modified EPO within the next 15 months.

Employees

We currently employ 12 full-time and 2 part-time employees, including six with Ph.D. degrees and three with M.Sc. degrees, focused on research and development, and three focused on general management and business development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Risk Factors

Risks Related to Our Company and Our Business

We have had no operating history as a biopharmaceutical company.

As a company, we have no operating history in our contemplated biopharmaceutical business and, to date, our revenues have been insignificant. Accordingly, it may be difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain.

We depend on the implementation of our business plan, including our ability to make future investments. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies, and we may never be able to do so. Modigene Delaware was formed in 2005 to acquire our subsidiary, ModigeneTech. ModigeneTech began operations in 2001, and, to date, has not generated any revenues. We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates (i.e. , potential products) incorporating our technologies, or successfully commercialize any approved products. Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance. The degree of market acceptance of these products will depend on a number of factors, including:

•	the timing of regulatory approvals in the countries, and for the uses, we seek;

•	the competitive environment;

•	the establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products;

•	the adequacy and success of distribution, sales and marketing efforts; and

•	the pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, thirty-party payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products or products incorporating our technologies. As a result, we are unable to predict the extent of future losses or the time required to achieve profitability, if at all. Even if we successfully develop one or more products that incorporate our technologies, we may not become profitable.

Our product candidates are at an early stage of product development and may never be commercialized.

All of our product candidates are at early stages of product development and may never be commercialized. Initially, we plan to develop product candidates through studies, testing and clinical lead product candidate selection, and then to license them to other companies. The progress and results of any future pre-clinical testing or future clinical trials are uncertain, and the failure of our product candidates to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize any products. None of our product candidates has received regulatory approval for commercial sale. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing therapeutic proteins based on new technologies. Our product candidates are not expected to be commercially available for several years, if at all. Although our current plan is to file investigational new drug applications with the FDA for our first two therapeutic proteins within the next 12 to 15 months, our inability to achieve intermediate milestones may negatively impact the expected time period.

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.

In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for the treatment of a specific condition. We do not know when, if ever, any human clinical trials will begin with respect to our product candidates.

We might be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever.

Even if regulatory authorities approve our product candidates, they may not be commercially successful. Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license, will depend largely on many factors, including but not limited to, the extent, if any, of reimbursement of therapeutic protein and treatment costs by government agencies and other third-party payors, pricing, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products. If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

It is highly likely that we will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Our income from operations is unlikely to be sufficient to achieve our business plan. We may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	research and development of new products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented technology and we will be unable to develop and commercialize our products and technologies.

Our operations are currently funded primarily through the proceeds from the private offering of our securities in connection with the merger and other private placements. We believe that our existing cash, cash equivalents (including the net proceeds from the offering) and financing arrangements should be sufficient to meet our operating and capital requirements for approximately 24 months, although changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the level of research and development investment required to develop our product candidates, and maintain and improve the our patented technology position;

•	the costs of obtaining or manufacturing therapeutic proteins for research and development and at commercial scale;

•	the results of preclinical and clinical testing, which can be unpredictable in therapeutic protein development;

•	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities, clinical studies or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in preclinical and clinical efforts associated with milestones and royalties;

•	the costs of investigating patents that might block us from developing potential product candidates;

•	the costs of recruiting and retaining qualified personnel;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary technologies or new therapeutic protein targets.

We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

We are highly dependent on our executive officers and other key management and technical personnel. If we fail to retain our Chief Executive Officer, Abraham (Avri) Havron, or our President, Shai Novik, or any other key management and technical personnel, this could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to produce our product candidates and, if our product candidates are produced, to market our products and to continue to produce enhanced releases of our products. We presently do not maintain “key person” life insurance policies on any of our personnel.

Our success also depends on our ability to attract, retain and motivate personnel required for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.

Under current United States and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We have entered into non-competition agreements with our key employees. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under current United States and Israeli law, we may be unable to enforce these agreements, and it may be difficult for us to restrict our competitors from gaining the expertise our former employees gained while working for us. If we cannot enforce our non-compete agreements with our employees, we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could have an adverse effect on our ability to capitalize on our proprietary information.

We do not currently have sales, marketing and distribution capabilities, and may be unable to effectively sell, market and distribute our product candidates in the future, and the failure to do so will have an adverse effect on our business and results of operations.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates. We currently have only limited sales, marketing or distribution capabilities. In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

If we do not develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market any of our product candidates directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms and we may not be able to do so. In addition, any third-party arrangements we are able to enter into may result in lower revenues than we could achieve by directly marketing and selling our potential products.

We may suffer losses from product liability claims if our product candidates cause harm to patients.

Any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective or harmful in some patients and our sales would suffer, adversely affecting our financial condition.

In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance because we are not yet conducting trials on humans. When we begin human trials, we will endeavor to obtain sufficient product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business may not succeed.

Our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended.

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

•	Restrictions on the products, manufacturers or manufacturing process;

•	Warning letters;

•	Civil or criminal penalties, fines and/or injunctions;

•	Product seizures or detentions;

•	Import or export bans or restrictions;

•	Voluntary or mandatory product recalls and related publicity requirements;

•	Suspension or withdrawal of regulatory approvals;

•	Total or partial suspension of production, and

•	Refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If we or our collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, marketing approval for our product candidates may be lost or cease to be achievable, resulting in decreased revenue from milestones, product sales or royalties, which would have a material adverse effect on our results of operations.

Clinical trials are very expensive, time-consuming and difficult to design and implement and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and while we are optimistic about our ability to complete our clinical trials relatively quickly as compared to average trial lengths for clinical trials, failure can occur at any stage of the trials, and we may encounter problems that cause it to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness or efficacy during clinical trials;

•	failure of third party suppliers to perform final manufacturing steps for the drug substance;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and

•	lack of sufficient funding to finance the clinical trials.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Any suspension of clinical trials will delay possible regulatory approval, if any, and adversely impact our ability to develop products and generate revenue.

The manufacture of our product candidates is an exacting and complex process, and if we or one of our materials suppliers encounters problems manufacturing its products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance. Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign regulators to ensure strict compliance with requirements and other governmental regulations and corresponding foreign standards. Any failure to comply with requirements or other FDA or foreign regulatory requirements could aversely affect our clinical research activities and our ability to market and develop our product candidates.

We may rely on third parties to implement our manufacturing and supply strategies.

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future pre-clinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all. Completion of any potential future pre-clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future. We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

We also intend to rely on third parties to supply the components that we will need to develop, test and commercialize all of our product candidates. There may be a limited supply of these components. We might not be able to enter into agreements that provide us assurance of availability of such components in the future from any supplier. Our potential suppliers may not be able to adequately supply us with the components necessary to successfully conduct our pre-clinical and clinical trials and/or to commercialize our product candidates. If we cannot acquire an acceptable supply of components to produce our product candidates, we will not be able to complete pre-clinical and clinical trials and will not be able to commercialize our product candidates.

If we make technology or product acquisitions, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire and/or license additional product candidates and/or technologies. Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

Furthermore, proposing, negotiating and implementing an economically viable acquisition or license can be a lengthy, costly and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and/or technologies. We may not be able to acquire the rights to alternative product candidates and/or technologies on terms that we find acceptable, or at all. Our failure to acquire or license alternative product candidates and/or technologies could have a material adverse effect on our business, prospects and financial condition.

We may not be able to successfully grow and expand our business.

We may not be able to successfully expand. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

We may encounter difficulties in managing our growth. These difficulties could increase our losses.

We may experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth or result in ineffective growth.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of our financial results, business activities and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Modigene Delaware had remained privately-held and did not consummate the merger. In addition, we will incur substantial expenses in connection with the preparation of the registration statement of which this prospectus is a part and related documents with respect to the registration for resale of our common stock sold in the private placement offering. These increased costs may be material and may be include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange or the Nasdaq Stock Market (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We are a holding company that depends on cash flow from our wholly-owned subsidiary, to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations will be conducted by Modigene Delaware, our wholly-owned subsidiary (and its wholly-owned subsidiary, ModigeneTech). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

We may have liabilities arising from our prior business.

Prior to the merger, our business involved providing advertising and graphic design services to corporate clients. Pursuant to the merger, we acquired the business of Modigene Delaware and continued the business operations of Modigene Delaware as a publicly-traded company, and accordingly are not pursuing our prior business. Although Modigene Delaware and its legal counsel conducted due diligence on our prior business, the due diligence process may not have revealed all material liabilities of our prior business then existing or that may be asserted in the future against us relating to our activities prior to the consummation of the merger. These liabilities may arise from our prior operating activities (such as employee or labor matters), financing and credit arrangements and other commercial transactions. The merger agreement contains a limited post-closing adjustment to the number of shares of our common stock issued to pre-merger Modigene Delaware stockholders as a means of providing a remedy for breaches of representations made in the merger agreement by us, including representations related to undisclosed liabilities; however, there is no comparable protection offered to our other investors. Any such liabilities that may survive the merger could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities. Even if any asserted claims are without merit and we were ultimately found to have no liability for such claims, the defense costs and distraction of management’s attention may harm the growth and profitability of our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the federal securities laws to the extent we are unable to maintain effective internal controls as a result. Any such loss of confidence or violations would have a negative effect on the trading price of our stock.

Potential political, economic and military instability in the State of Israel, where key members of our senior management and its research and development facilities are located, may adversely affect our results of operations.

We maintain office and research and development facilities in the State of Israel. Political, economic and military conditions in Israel may directly affect our ability to conduct business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to fail to develop or decrease if we have already begun sales.

Risks Related to Our Intellectual Property

We license our core technology from Washington University, and we could lose our rights to this license if a dispute with Washington University arises or if we fail to comply with the financial and other terms of the license.

Modigene Delaware licenses our core intellectual property from Washington University. ModigeneTech initially entered into a non-exclusive license agreement with Washington University in 2001, and in 2004 amended such license agreement to extend the CTP technology to eleven therapeutic proteins and make such license exclusive. In February 2007, Washington University and Modigene Delaware entered into a revised and expanded definitive license agreement (the “ License Agreement ”) pursuant to which we and Washington University expanded the exclusive license, adding additional patents, and expanding the applicability of licensed CTP technology to all proteins and peptides having a native or non-native amino acid sequence, excluding Follicle Stimulating Hormone ( FSH ), Luteinizing Hormone (LH) and Chorionic Gonadotropin ( hCG ). The License Agreement imposes certain payment, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, Washington University would have the right to terminate the License Agreement upon 90 days’ notice. In addition, Washington University has the right to terminate the License Agreement upon the bankruptcy or receivership of our Company. The termination of the License Agreement would be detrimental to our business, as all of our current product candidates are based on the licensed intellectual property. If any dispute arises with respect to our arrangement with Washington University, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to our Company.

The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

To compete effectively, we need to develop and maintain a proprietary position with regard to our own technologies, intellectual property, licensing agreements, product candidates and business. Legal standards relating to the validity and scope of claims in the CTP technology field are still evolving. Therefore, the degree of future protection for our proprietary rights in our core technologies and any products that might be made using these technologies is also uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	while the patents we license have been issued, the pending patent applications we have filed may not result in issued patents or may take longer than we expect to result in issued patents;

•	we may be subject to interference proceedings;

•	we may be subject to opposition proceedings in foreign countries;

•	any patents that are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	other companies may challenge patents licensed or issued to us or our customers;

•	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

•	other companies may design around technologies we have licensed or developed; and

•	enforcement of patents is complex, uncertain and expensive.

We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from Washington University, will give us adequate protection from competing products. For example, issued patents, including the patents licensed from Washington University, may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make our inventions or to file patent applications covering those inventions.

It is also possible that others may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

In addition to patents and patent applications, we depend upon trade secrets and proprietary know-how to protect our proprietary technology. We require our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to any other parties. We require our employees and consultants to disclose and assign to us their ideas, developments, discoveries and inventions. These agreements may not, however, provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

Costly litigation may be necessary to protect our intellectual property rights and we may be subject to claims alleging the violation of the intellectual property rights of others.

We may face significant expense and liability as a result of litigation or other proceedings relating to patents and other intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome were favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. If we are unable to effectively enforce our proprietary rights, or if we are found to infringe the rights of others, we may be in breach of our License Agreement.

A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products. Such lawsuits are expensive and would consume time and other resources. There is a risk that the court will decide that we are infringing the third party’s patents and will order us to stop the activities claimed by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.

Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our product candidates, technologies or other matters.

We rely on confidentiality agreements that could be breached and may be difficult to enforce, which could result in third parties using our intellectual property to compete against us.

Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that employees and consultants utilize or independently develop intellectual property in connection with any of our projects, disputes may arise as to the intellectual property rights associated with our products. If a dispute arises, a court may determine that the right belongs to a third party. In addition, enforcement of our rights can be costly and unpredictable. We also rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach;

•	our trade secrets or proprietary know-how will otherwise become known; or

•	our competitors will independently develop similar technology or proprietary information.

International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent law outside the United States is even more uncertain than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

Certain of our intellectual property rights are currently licensed from Washington University and, in the future, we intend to continue to license intellectual property from Washington University and/or other key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Industry

We are subject to government regulations, and we may experience delays in obtaining required regulatory approvals in the United States to market our proposed product candidates.

Various aspects of our operations are or may become subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Costs arising out of any regulatory developments could be time-consuming, expensive and could divert management resources and attention and, consequently, could adversely affect our business operations and financial performance.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results. If we experience significant delays in testing or approvals, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has demonstrated, through clinical trials, to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approval is withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the United States, our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

We face significant competition and continuous technological change.

If our competitors develop and commercialize products faster than we do, or develop and commercialize products that are superior to our product candidates, our commercial opportunities will be reduced or eliminated. The extent to which any of our product candidates achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in the pharmaceutical industry is intense and has been accentuated by the rapid pace of technology development. Our competitors include large integrated pharmaceutical companies, biotechnology companies that currently have drug and target discovery efforts, universities, and public and private research institutions. Almost all of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do, as well as more experience in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These organizations also compete with us to:

•	attract parties for acquisitions, joint ventures or other collaborations;

•	license proprietary technology that is competitive with the technology we are developing;

•	attract funding; and

•	attract and hire scientific talent.

Our competitors may succeed in developing and commercializing products earlier and obtaining regulatory approvals from the FDA more rapidly than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our product candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products, our marketing and sales will suffer and we may not ever be profitable.

We expect the healthcare industry to face increased scrutiny over reimbursement and healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products.

In both the United States and other countries, sales of our products will depend in part upon the availability of reimbursement from third party payors, which include government health administration authorities, managed care providers and private health insurers. Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reductions in the cost of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. Although we cannot predict the full effect on our business of the implementation of any legislation, we believe that legislation that reduces reimbursement for our products could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

We are subject to federal anti-kickback laws and regulations. Our failure to comply with these laws and regulations could have adverse consequences to us.

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs, and; the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud an abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

Risks Related to Our Securities

Our common stock has a limited trading history and prospective investors may not be able to sell their shares at their purchase price, if at all.

There is currently a limited public market for our common stock. Our common stock is currently quoted on the NASD’s OTC Bulletin Board under the symbol “MODG.OB.” Prior to our merger with Modigene Delaware, there was no trading of our common stock, and there is no assurance that a regular trading market will develop or, if developed, will be sustained. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.

We expect the market price of our common stock will fluctuate significantly in response to factors, some of which are beyond our control, such as the announcement of new products or product enhancements by us or our competitors, developments concerning intellectual property rights and regulatory approvals, quarterly variations in our and our competitors’ results of operations, changes in earnings estimates or recommendations by securities analysts, developments in our industry, and general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of our industry.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

We may seek listing of our common stock on the American Stock Exchange or the Nasdaq Stock Market. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Further, the stock market in general, and securities of small-cap companies in particular, have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of the common stock is low.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. In addition, because we became public through a “reverse merger,” we may have further difficulty attracting the coverage of securities analysts.

Stockholders may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 25, 2008, there were 35,549,028 shares of our common stock outstanding and a total of 8,035,087 shares subject to outstanding options and warrants. On March 25, 2008, we authorized and issued 800,000 shares of preferred stock designated as Series A preferred stock, and we have reserved a total of 4,000,000 shares of our common stock for issuance upon conversion of the Series A preferred stock. Under a line of credit agreement entered into on March 25, 2008, we may become obligated to issue warrants exerciseable for an additional 1,500,000 shares of our common stock if we draw on or extend the line of credit. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC Bulletin Board.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principle stockholders and their affiliates control approximately 30.19% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders. Holders of our common stock have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of our common stock.

A significant number of our shares are eligible for sale, which could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our stock. As additional shares of our common stock become available for resale in the public market, the supply of the common stock will increase, which could decrease its price. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock.

Item 2. Description of Property

Our executive offices and our research and development laboratory are located at 3 Sapir Street, Weizmann Science Park, Nes-Ziona, Israel 74140 and our phone number is (866) 644-7811. The facility is approximately 6,000 square feet. We pay a monthly lease of $7,600, plus approximately $450 per month with respect to taxes and utilities, for this space. This lease will expire on January 20, 2012.

Item 3. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

 PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “MODG.OB.”

Prior to our merger with Modigene Delaware, there was no bid history for our common stock, because it had never been publicly traded. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board:

Quarter Ended	High Bid	Low Bid

December 31, 2007	$1.68	$0.61
September 30, 2007	$2.09	$1.35
June 30, 2007	$2.30	$1.91

Because over-the-counter market quotations are provided, the above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Number of Holders

As of March 21, 2008, the Company’s common stock was held by 103 stockholders of record.

Dividends

The Company has never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

Upon the merger, we adopted and assumed Modigene Delaware’s 2005 Stock Incentive Plan and the then-outstanding options were automatically converted into options to purchase shares of our common stock of using the same exchange ratio applied to convert the Modigene Delaware shares into our common stock in the merger. Because the merger and the private placement transactions resulted in the former stockholders of Modigene Delaware owning less than 50% of our outstanding stock, under the terms of the 2005 Plan the vesting of all options issued under the 2005 Plan was accelerated, and all of such options became immediately exercisable.

The board of directors of LDG adopted the 2007 Equity Incentive Plan on February 26, 2007, which reserves a total of 3,000,000 shares of our common stock for issuance. The compensation committee of our board of directors administers the 2007 Plan. Subject to the terms of the 2007 Plan, the Compensation Committee has complete authority and discretion to determine the terms of awards under the 2007 Plan. The board has the power, which it has delegated to the Compensation Committee, to amend, suspend or terminate the 2007 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2007 Plan would terminate ten years after it is adopted.

As of the end of fiscal year 2007, we had the following securities authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,473,795	$1.26	2,380,000

Equity compensation plans not approved by security holders	995,413	$1.36	-

Total	3,469,208	$1.28	2,380,000

The securities listed in the above table as securities to be issued upon exercise of outstanding options, warrants and rights under equity compensation plans not approved by security holders consist of a total of (a) warrants to purchase 294,209 shares of our common stock at an exercise price of $2.50 per share, which were issued by us to broker/dealers as partial compensation for their services in connection with our private placement in May 2007, and (b) warrants to purchase 701,204 shares of our common stock, which were issued by us in exchange for warrants originally granted by Modigene Delaware as compensation for broker/dealer services in connection with a private placement conducted by Modigene Delaware in December 2005.

Recent Sales of Unregistered Securities

Information regarding any securities sold by the Company (or our predecessor, Modigene Delaware) during the last three years without registering the securities under the Securities Act of 1933, as amended, is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2007.

Purchases of Equity Securities by the Issuer

None.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Form 10-KSB.

As the result of the merger, the private placement offering, the private sale and the split-off, and the change in our business and operations from a design company to a biotechnology company, a discussion of our past financial results prior to the merger is not pertinent, and the financial results of Modigene Delaware, the accounting acquirer, are considered our financial results on a going-forward basis.

Plan of Operation

During 2008, Modigene intends to continue the development of its preclinical programs, including hGH-CTP, Interefron-β-CTP, and GLP-1-CTP. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, and GMP production of compounds. The Company’s cash resources, including expected payments from the Israeli Office of the Chief Scientist (the “OCS”), are expected to suffice through the second quarter of 2009. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is expected to increase by five to eighteen employees, of which seventeen will be full time.

Management’s Discussion and Analysis

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

Results of Operation

Critical Accounting Policies

The historical financial statements of the Company included with this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are described below.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech's employees are entitled to on month's salary for each year of employment or portion thereof. Severance expenses for the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 amounted to $6,911, $1,956, and $8,867 respectively.

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

Research and development grants received by ModigeneTech for the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 amounted to $272,282, $99,868, and $372,150 respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 3,649,191, 2,641,900 and 2,471,978 for the years ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, respectively.

Revenue

The Company has not generated any substantial revenue since its inception. To date, the Company has funded its operations primarily through grants from the OCS and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, the Company could generate revenue from sales of its products.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 the Company incurred a gross research and development expense in the aggregate of $2,667,733, 854,328 and $3,533,212 respectively.

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

The Company’s expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. The Company may obtain unexpected results from its clinical trials. The Company may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require the Company to conduct clinical trials beyond those which it currently anticipates will be required for the completion of the clinical development of a product candidate, or if the Company experiences significant delays in enrollment in any of its clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs. If the Company does not obtain or maintain regulatory approval for its products, its financial condition and results of operations will be substantially harmed.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel and advances its research and development programs. For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 the Company incurred a gross general and administrative expense in the aggregate of $1,668,060, $1,497,144 and $6,907,559 respectively.

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

 For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 the Company recorded gross financial income of $353,592, $35,655 and $388,165 respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 the Company’s stock-based compensation expenses were $1,211,536, $610,039 and $5,428,416 respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

Revenues

There were no revenues for the twelve month periods ending December 31, 2007 and 2006 or for the period from May 31, 2005 (inception date) through December 31, 2007.

 Research and Development Expenses

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, the Company incurred a gross research and development expense in the aggregate of $2,667,733, 854,328 and $3,533,212 respectively. The increase resulted primarily from significant development expenses related to salaries and related consulting materials, and GMP production costs associated with the development of hGH-CTP, IFN-Beta-CTP, and EPO-CTP. The increase for the year ended December 31, 2007 was partially offset by $666,998 in grant funds received by the Company from the OCS.

General and Administrative Expenses

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, the Company incurred a gross general and administrative expense in the aggregate of $1,668,060, $1,497,144 and $6,907,559 respectively. These expenses include public-company associated expenses that were added to the normal course of general and administrative (“G&A”) expenses.

Financial Expenses and Income

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, the Company recorded gross financial income of $353,592, $35,655 and $388,165 respectively. The increase resulted primarily from the higher balance of cash and cash equivalents held by the Company during the last three quarters of 2007.

Cash Flows

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, net cash used in operations was approximately $2,649,302, $1,395,500 and $4,098,666, respectively. The increase in 2007 resulted primarily from increase in R&D expenses and G&A expenses.

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, net cash used in investing activities was approximately $80,801, $200,793 and $756,431, respectively. The decrease in 2007 resulted primarily from a decrease in equipment purchases and the purchase of ModigeneTech in 2006.

For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, net cash provided by financing activities was approximately $13,400,745, $13,434 and $16,310,904, respectively. The increase in 2007 resulted primarily from proceeds from issuance of common shares to investors.

Funding Requirements

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff, adds infrastructure, and incurs additional costs related to being a public company in the United States, including the costs of directors' and officers' insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of its research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the twelve month periods ending December 31, 2006 and December 31, 2007.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the twelve month periods ending December 31, 2006 and December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS no. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.

SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7. Financial Statements

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets	44

Consolidated Statements of Operations	45

Statements of Stockholders' Equity	46-47

Consolidated Statements of Cash Flows	48-49

Notes to Consolidated Financial Statements	50-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

We have audited the accompanying consolidated balance sheets of Modigene Inc. (a development stage company) ("the Company") and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006, and for the period from May 31, 2005 (inception date) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2007 and 2006, and for the period from May 31, 2005 (inception date) through December 31, 2007, in conformity with U.S generally accepted accounting principles.

Tel-Aviv, Israel	Yarel + Partners
March 24, 2008	Certified Public Accountants

CONSOLIDATED BALANCE SHEET
U.S. dollars

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,455,807	$785,165
Accounts receivable and prepaid expenses	506,144	37,637
Restricted cash	61,838	52,071
Total current assets	12,023,789	874,873
Property and equipment, net	175,428	137,600
Long-term Assets:
Severance pay fund	33,685	17,477
Long term deposit	2,951	1,740
Total long term assets	36,636	19,217
Total assets	$12,235,853	$1,301,690

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Short-term bank credit	$1,886	$16,275
Trade payables	142,462	56,027
Related party payables	19,365	115,969
Accrued expenses and other liabilities	167,218	275,221
Total current liabilities	330,931	463,492
Accrued severance pay	42,552	19,433
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, none issued or outstanding	-	-
Common shares of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,435,266 shares issued and outstanding , 13,588,552 on December 31, 2006	354	136
Additional paid-in capital	35,368,596	9,741,997
(Deficit) accumulated during the development stage	(23,506,580)	(9,193,368)
Total shareholders' equity	11,862,370	548,765
Total liabilities and shareholders' equity	$12,235,853	$1,031,690

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars

			Period from May 31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2007	2006	2007

Revenues	$-	$-	$-

Operating expenses:
In-process research and development write-off	(11,000,009)	-	(14,222,840)
Research and development, net	(1,998,735)	(754,460)	(2,764,346)
General and administrative	(1,668,060)	(1,497,144)	(6,907,559)

Operating (loss)	(14,666,804)	(2,251,604)	(23,894,745)
Financial income	365,338	36,919	403,338
Financial (expenses)	(11,746)	(1,264)	(15,173)

Net (loss)	$(14,313,212)	$(2,215,949)	$(23,506,580)

(Loss) per share (basic & diluted)	$(0.52)	$(0.16)	$(1.24)

Weighted average number of shares outstanding	27,638,626	13,588,552	19,021,049

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY
U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	stage	equity

Balance as of May 31, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	3,506,527	35	2,896,589	-	-	2,896,694

Issuance of common stock and options in conjunction with the acquisition of ModigeneTech Ltd.	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	5,704,668	57	-	-	-	57

Stock based compensation	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares of common stock to non employees	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock based compensation expenses to employees	-	-	3,415	-	-	3,415

Stock-based compensation on options	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	13,588,552	136	9,741,997	-	(9,193,368)	548,765

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY (continued)
U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	stage	equity

Issuance of common stock and options in conjunction with the reverse acquisition	7,333,339	73	10,999,936	-	-	11,000,009

Issuance of common stock and options in private placement	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	(14,313,212)	(14,313,212)

Balance as of December 31, 2007	35,435,266	$354	$35,368,596	$-	$(23,506,580)	$11,862,370

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars

			Period from May 31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2007	2006	2007
Cash flows from operating activities
Net (loss)	$(14,313,212)	$(2,215,949)	$(23,506,580)
Adjustments to reconcile net (loss) to net cash (used in)operating activities:
Depreciation	31,995	23,738	55,733
In-process research and development write-off	11,000,009	-	14,222,840
Stock based compensation	1,211,536	610,039	5,428,416
Increase in accrued severance pay, net	6,911	1,956	8,867
Increase in accounts receivable and prepaid expenses	(468,369)	(37,498)	(505,867)
Increase in trade payables	86,435	45,923	132,358
Increase (decrease) in related parties	(96,604)	51,386	19,365
Increase (decrease) in accrued expenses and other liabilities	(108,003)	124,905	46,202
Net cash (used in) operating activities	(2,649,302)	(1,395,500)	(4,098,666)

Cash flows from investing activities
Purchase of property and equipment	(69,823)	(146,982)	(216,805)
Payment for the acquisition of ModigeneTech Ltd. (a)	-	-	(474,837)
Long term deposit	(1,211)	(1,740)	(2,951)
Restricted deposit	(9,767)	(52,071)	(61,838)
Net cash (used in) investing activities	(80,801)	(200,793)	(756,431)

Cash flows from financing activities
Short term bank credit	(14,389)	13,434	(955)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	13,415,134	-	16,311,859
Net cash provided by financing activities	13,400,745	13,434	16,310,904
Increase (decrease) in cash and cash equivalents	10,670,642	(1,582,859)	11,455,807
Cash and cash equivalents at the beginning of the period	785,165	2,368,024	-
Cash and cash equivalents at the end of the period	$11,455,807	$785,165	$11,455,807

Non cash transactions:

Employee options exercised into shares	$139	$-	$139

Additional information:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expenses	$11,746	$1,263	$15,173

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
U.S. dollars in thousands

		Year ended December 31,		Period from May 31, 2005 (date of inception) to December 31,
		2007	2006	2007
a.	Payment for acquisition of ModigeneTech Ltd.:

	Working capital deficiency	$-	$-	$130,981
	Property and equipment, net	-	-	(14,356)
	Short-term loan	-	-	2,841
	In-process research and development	-	-	(3,222,831)
	Issuance of Common stock and options	-	-	2,628,528

	Cash payment for acquisition of ModigeneTech Ltd.	$-	$-	$(474,837)

	Issuance expenses	$-	$-	$(356,979)
	Loan granted by the company to ModigeneTech Ltd	-	-	(497,575)
	Cash at date of acquisition in ModigeneTech Ltd	-	-	379,717

		$-	$-	$(474,837)

b.	Payment for reverse acquisition:

	In-process research and development	$(11,000,009)	$-	$(11,000,009)
	Issuance of Common stock	73	-	73
	Recapitalization of reverse merger	10,999,936	-	10,999,936
	Cash payment for reverse acquisition	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
U.S. dollars

NOTE 1:-	GENERAL

a.	General:
Modigene Inc. ("the Company") was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $23,506,580 through December 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised approximately $13.4 million in a private placement, as described below. According to the Company's forecasted cash flows, the funds raised enable the continuance of the Company's activities for at least the next 18 months with no need of additional fundraising.

b.	Reverse Acquisition of Modigene inc., a Delaware corporation
On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company (Modigene Inc., formerly called LDG, Inc.), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Company acquired the business of Modigene Delaware pursuant to the Merger and is continuing the existing business operations of Modigene Delaware as a publicly-traded company under the name Modigene Inc. In the Merger, the stockholders of Modigene Delaware received common stock of the Company in exchange for all their shares of common stock of Modigene Delaware. Pursuant to the Merger Agreement the Company became the holding company of Modigene Delaware and ModigeneTech.
Contemporaneously with the closing of the Merger and a private placement, as described below, the Company split off (the “Split-Off”) its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary, upon the terms and conditions of a split-off agreement.
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

NOTE 1:-	GENERAL (continued)
b.	Reverse Acquisition of Modigene inc., a Delaware corporation (continued)
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
Issuance expenses paid in cash in the amount of $1,584,878 were recorded as a reduction of additional paid in capital.

NOTE 1:-	GENERAL (continued)
d.	Acquisition of ModigeneTech Ltd.
In December 2005, Modigene Delaware acquired all of the outstanding shares of ModigeneTech in consideration for shares of common stock of Modigene Delaware. In addition, all of the options of ModigeneTech were exchanged for options to purchase shares of the Modigene Delaware's common stock. The fair value of the common stock issued and the options granted for the acquisition was $2,628,528.
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
The know-how purchased in the amount of $3,222,831 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.
Following the acquisition of ModigeneTech, ModigeneTech became a wholly-owned subsidiary of Modigene Delaware. The financial statements of ModigenTech were consolidated with the accounts of Modigene Delaware, commencing December 14, 2005.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:
a.	Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)
b.	Financial statements in U.S. dollars:
The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of the Subsidiary's operations are currently conducted in Israel and most of the Israeli expenses are currently paid in new Israeli shekels ("NIS"); however, most of the expenses are denominated and determined in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars.
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting standards Board ("FASB"), "Foreign Currency Translation". All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

c.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly- owned Subsidiary. Intercompany transactions and balances, have been eliminated upon consolidation.

d.	Cash equivalents:
Cash equivalents include short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

e.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Office furniture and equipment	6
Laboratory equipment	15
Computers and electronic equipment	33
Leasehold improvements	25

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recognized during the years ended December 31, 2007 and 2006 and the period from May 31, 2005 (inception date) to December 31, 2007.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Accounting for stock-based compensation:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Stock-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company's stock plans, based on estimated fair values.
SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006.
SFAS 123R requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for equity-based awards to employees and directors using the intrinsic value method, in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Under said transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As required by the modified prospective method, results for prior periods have not been restated.
The Company recognized compensation expenses for the value of these awards, based on the straight line method over the requisite service period of each of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.

g.	Research and development costs and participations:
Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trial and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements.
Participations from government for development of approved projects are recognized as a reduction of expense as the related costs are incurred (see note 6a).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)
h.	Severance pay:
The liability of the Subsidiary for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. The Subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. Severance expenses for the years ended December 31, 2007 and 2006 and the period from May 31, 2005 (inception date) through December 31, 2007 amounted to $6,911, $1,956 and $8,867, respectively.

i.	Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

j.	Concentrations of credit risk:
Financial instruments that potentially subject the Company and its Subsidiary to concentrations of credit risk consist principally of cash and cash equivalents.
Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in the U.S. are not insured. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.

k.	Fair value of financial instruments:
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
The carrying amounts of cash and cash equivalents, other receivables, trade payables and liabilities approximate their fair value due to the short-term maturity of such instruments.

l.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Subsidiary is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs.
Research and development grants received by the subsidiary during the years ended December 31, 2007 and 2006 and the period from May 31, 2005 (inception date) through December 31, 2007 amounted to $272,282, $99,868, and $372,150 respectively.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.	Loss per share:
Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 "Earnings per share" ("SFAS 128"). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 3,649,191, 2,641,900 and 2,471,978 for the years ended December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, respectively.

n.	Revenue recognition:
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

o.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability.

p.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2007 the Company has not accrued allowance for uncollectible accounts.

q.	Impact of recently issued accounting standards:
 -     In September 2006, the FASB issued SFAS no. 157, "Fair Value Measurements" ("SFAS 157").
SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.
SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.
SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)
q.	Impact of recently issued accounting standards: (Continued)
-
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

-
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.
-
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2007	2006
Government authorities	$436,006	$18,054
Prepaid expenses	70,000	19,583
Others	138	-
	$506,144	$37,637

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2007	2006
Cost:
Office furniture and equipment	$4,141	$3,694
Computers and electronic equipment	28,091	14,087
Laboratory equipment	201,587	145,395
Leasehold improvements	12,324	13,144
	246,143	176,320
Accumulated depreciation:
Office furniture and equipment	1,237	1,496
Computers and electronic equipment	12,171	3,868
Laboratory equipment	51,492	30,439
Leasehold improvements	5,815	2,917
	70,715	38,720
Depreciated cost	$175,428	$137,600

Depreciation expenses for the years ended December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 were $31,995, $23,738 and $55,733 respectively.

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2007	2006

Employees and payroll accruals	$62,008	$101,201
Accrued expenses	95,528	172,158
Others	9,682	1,862
	$167,218	$275,221

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES
a.
The Subsidiary is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products which were developed in the framework of projects in which the Israeli Government participated in its expense. (see note 2g). Under the terms of the funding the Subsidiary received from the Chief Scientist, royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientists is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2007, no royalties were accrued or paid.

The Company and its Subsidiary committed to the Chief Scientist to keep the know-how and production rights under the Subsidiary's possession.

b.
The Company entered into a consulting agreement with its Chief Executive Officer ("CEO"), Pursuant to the CEO serves as Chief Executive Officer of the Company on a part-time basis, at an annual compensation rate of $140,000 and an annual cash bonus target of up to 25%. The consulting agreement had an initial one-year term expiring December 14, 2006, with an option to extend by mutual agreement of the parties.  The agreement was extended until December 14, 2008. Either party may terminate the agreement on 30 days prior notice, however, if the Company terminates the agreement for any reason other than the CEO's material breach, the CEO will be entitled to a lump sum severance payment of $40,000.

c.	On January 1, 2007 the Company signed a 24 months consulting agreement with its Chief Scientific Officer ("CSO"), which can be extended for subsequent 12 months.
Under the agreement, the Company will pay the CSO a monthly consulting fee of $3,000.
In addition, the Company will pay milestone payments of up to $102,000, upon successful completion of the milestones, as determined by the agreement. As of December 31, 2007 no milestone payments were paid or accrued.
Upon the Company's termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

d.
The Company entered into an employment agreement with its president and director. Such agreement provides the employment as President of the Company for an initial two-year term expiring December 14, 2007, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives written notice of an election not to renew the agreement. The agreement was automatically renewed on December 14, 2007. Annual base salary is $205,000. In addition, the president will be entitled to an annual cash bonus of up to 50% of his base salary, based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Company's board of directors. If the executive voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled only to payment of his base salary through the date of termination, and will not be entitled to any performance bonus for that year. However, if the executive terminates the agreement as the result of a material breach by the Company, he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, the executive will be entitled to receive an amount equal to his then-current base salary over the 12-month period following termination, plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the executive is terminated for cause, he will be entitled to receive only any amounts that were due and owing to him at the time of such termination. If either (a) the executive terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the executive will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable.

e.
The Company entered into an employment agreement with its Vice President of Product Development. The Vice President of Product Development served for an initial one-year term that expired December 14, 2006, and the term was automatically extended for additional one-year term. The term will automatically extend for additional one-year terms, unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. The Vice President of Product Development current monthly base salary is $6,450. In addition, he is entitled to an annual cash bonus of up to 25% of his base salary, based on corporate and personal milestones, along with equity performance awards, each as determined by the Company’s board of directors.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

f.
On July 10, 2007 the Company entered into a Development and Manufacturing Services Agreement. The agreement will expire on the later of five years from July 10, 2007 or the completion of all Services under the agreement. The agreement is divided into time-lined major milestones, the Company can choose to terminate the agreement after the completion of each milestone. Compensation due to the Development and Manufacturing Services Provider will be invoiced at the completion of each milestone as defined in the agreement. The total consideration of the agreement amounts to $2,900,000.

g.	Operating leases:
The Subsidiary rents its offices and motor vehicles under a lease operating agreement. Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2007, are as follows:

Year ended December 31,
2008	$93,267
2009	85,622
$178,889

Rent expenses for the years ended December 31, 2007 and 2006 and for the period from May 31, 2005 (date of inception) to December 31, 2007 were $65,935, $67,869 and $148,104, respectively.

NOTE 7:-	SHAREHOLDERS' EQUITY
a.	Rights of stock capital:
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

NOTE 7:-	SHAREHOLDERS' EQUITY (continued)
c.	Option plan:
1.
The Company issued stock options to purchase 2,996,804 shares of common stock, of which options to purchase 2,376,804 shares were granted under the 2005 Plan and options to purchase 620,000 shares were granted under the 2007 Plan. The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under
	2005 plan		2007 plan
	Granted 2005	Granted 2006	Granted 2007
annual dividends of	$0.00	$0.00	$0.00
expected volatility of	85%	85%	85%
risk-free interest rate of	4.41%	4.63%	4.67%
expected average option lives	8.05	7.9	9.19

2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2006
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	1,504,382	$0.68
Granted	872,422	$1.07
Outstanding at the end of the year	2,376,804	$0.80

Options exercisable	367,491	$0.00

	December 31, 2007
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	2,376,804	$0.74
Expired	(245,639)	$0.31
Exercised	(313,370)	$0.00
Issued in the private placement	500,000	$2.00
Granted	120,000	$2.50
Outstanding at the end of the year	2,437,795	$1.26
Options exercisable	1,867,795	$1.01

NOTE 7:-	SHAREHOLDERS' EQUITY (continued)
c.	Option plan: (continued)
The options outstanding as of December 31, 2007, have been separated into exercise prices, as follows:

	Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ -	113,762	7.96	113,762
$ 0.879	1,311,548	9.86	1,311,548
$ 1.318	392,485	4.85	392,485
$ 2.00	500,000	9.36	-
$ 2.50	120,000	5.19	50,000
	2,437,795	8.63	1,867,795

Weighted average fair values and average exercise prices of options at date of grant are as follows:

	December 31,
	2007	2006

Weighted average exercise price	$1.01	$1.15
Weighted average fair value on date of grant	$1.06	$0.88

Stock based compensation expenses for the years ended December 31, 2007 and 2006 and for the period from May 31, 2005 (date of inception) through December 31, 2007 were $1,211,536, $610,039 and $5,428,416, respectively. Stock based compensation for the period from May 31, 2005 (date of inception) through December 31, 2007 include stock based payment in the acquisition of a subsidiary as described in note 1(d) and deferred compensation on restricted shares in the amount of $3,876,960.

NOTE 8:-	INCOME TAXES
	a.	Losses for tax purposes:

Carry-forward tax losses and deductions of the Subsidiary total approximately $2,167,000 as of December 31, 2007, which may be carried forward and offset against taxable income in the future for an indefinite period.

	b.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2007, the Company has provided full valuation allowances in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

	c.	Tax laws applicable to the Subsidiary:
Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

Results for tax purposes of ModigeneTech are measured and reflected in real terms in accordance with the change in the Israeli Consumer Price Index ("CPI"). As explained in Note 2(b), the consolidated financial statements are presented in dollars. The differences between the change in the Israeli CPI and in the NIS/ dollar exchange rate cause a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency amount and the tax basis of assets and liabilities.

NOTE 9:-	RESEARCH AND DEVELOPMENT, NET

			Period from May 31, 2005
	Year ended		(date of inception)
	December 31,		to December 31,
	2007	2006	2007

Research and development expenses	$2,667,733	$854,328	$3,533,212
Less – Government grants and participation	(668,998)	(99,868)	(768,866)
	$1,998,735	$754,460	$2,764,346

As for the Company's Government grants and participation – see note 6a.

NOTE 10:-	SUBSEQUENT EVENTS
	a.	On February 29, 2008, the Company amended annual base salaries agreements with the CEO, the President and the vice President for product development of $215,000, $250,000 and $100,000, respectively.

NOTE 10:-	SUBSEQUENT EVENTS (continued)
	b.	On February 29, 2008, the Company approved cash performance bonuses for the 2007 fiscal year, totaling $200,000, to be divided between the management key employees.
c.
On February 29, 2008, the Company approved option grants under the company's 2007 equity incentive plan whereby key employees and a director are entitled to purchase 1,975,000 shares of common stock of the company at an exercise price of between $0.90 and $0.93. According to the plan, the options will vest in equal annual installments over three to four years and will expire ten years from the date of grant.

d.
On March 24, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of major shareholders pursuant to, the Company will sell to the shareholders 800,000 unregistered, non-redeemable shares of Series A preferred stock, $0.00001 par value per share at $2.50 per share, for an aggregate purchase price of $2,000,000. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all of the shares of Series A Preferred Stock then held by such holder, at any time beginning on March 1, 2009 and ending on March 25, 2012, into unregistered Common Stock. If any holder of shares of Series A Preferred Stock has not exercised his right to convert the shares of Series A Preferred Stock held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert into Common Stock. The initial conversion ratio will be one share of Common Stock for one share of Series A Preferred Stock. The conversion price will change to five shares of Common Stock for one share of Series A Preferred Stock, in the event that over the 4 years period for a forty-five (45) trading days within any consecutive ninety (90) day period, the aggregate market value of all Common Stock of the Company will equal or exceed one hundred fifty million dollars ($150,000,000.00). The calculation of the market cap excludes any Equity Incentive Plans and excludes the Preferred Stock itself.

e.
On March 24, 2008, simultaneously with the closing of the transaction under the Securities Purchase Agreement, the Company entered into a Credit Agreement and a Note and Security Agreement with the same group of shareholders. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by the Company's board of directors. The maturity date for the line of credit is March 23, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 23, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 23, 2013. Upon the maturity date, as the same may be extended, the Company is obligated to repay all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. The Company is obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event the Company determines to draw on the line of credit, or the Company elects to extend the maturity date until March 23, 2013, the Company will issue to the shareholders 5-year warrants to purchase 1,500,000 unregistered shares of the Company’s common stock, $0.00001 par value per share having an exercise price of $0.99 per share.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Annual Report on Internal Control Over Financial Reporting

The information contained in this Management’s Annual Report on Internal Control Over Financial Reporting shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future document filed with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act, unless and except to the extent that such report is specifically stated to be incorporated by reference into such document.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting used a management review that was designed to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. In addition, we are currently in the process of implementing internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, utilizing the COSO framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B. Other Information.

None.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees

The names of our directors, executive officers and significant employees, and certain information about these individuals, are set forth below. For information concerning the number of shares of common stock beneficially owned by each of our directors and executive officers, see “Security Ownership of Certain Beneficial Owners and Management” below.

Name	Age	Position

Phillip Frost, M.D.	70	Chairman

Marian Gorecki, Ph.D.	68	Director

Abraham (Avri) Havron, Ph.D.	60	Chief Executive Officer Director

Shai Novik, M.B.A.	42	President Director

Fuad Fares, D.Sc.	52	Chief Scientific Officer Director

Jane H. Hsiao, Ph.D., M.B.A.	59	Director

Steven D. Rubin	47	Director

Adam Stern	43	Director

Eyal Fima, M.B.A., Ph.D.	43	Vice President of Product Development, ModigeneTech

Steve Schaeffer	58	Chief Financial Officer

Dr. Havron, Mr. Novik, Dr. Fares, Dr. Frost, Dr. Hsiao and Mr. Stern have all been directors of Modigene since May 2007, when they were appointed in connection with our acquisition of Modigene Inc., a Delaware corporation and the parent company of ModigeneTech, Ltd., an Israeli corporation, and certain related transactions that are described further above in Item 1 under the caption “History and Business Development.”

Mr. Rubin and Dr. Gorecki were appointed to our board of directors in March 2008. They were appointed by the remaining members of the board in order to partially fill the vacancies resulting from the resignations of three of our former directors, as described below under “Corporate Governance.”

Abraham (Avri) Havron, Ph.D., Chief Executive Officer, Director.  Dr. Havron has served as the Chief Executive Officer and a director of Modigene Delaware and ModigeneTech since 2005, and became a director of Modigene in 2007.  Dr. Havron is a 25-year veteran of the biotechnology industry and was a member of the founding team and Director of Research and Development of Interpharm Laboratories (a subsidiary of Serono) from 1980 to 1987, which developed the multiple sclerosis drug Rebif, with current sales of more than $1 billion annually; Vice-President Manufacturing and Process-Development of BioTechnology General Ltd., Rehovot, Israel (a subsidiary of Savient Pharmaceuticals) from 1987 to 1999; and Vice President and Chief Technology Officer of Clal Biotechnology Industries Ltd. from 1999 to 2003.  Dr. Havron’s managerial responsibilities included the co-development of several therapeutic proteins and other bio-pharmaceuticals currently in the market, including recombinant hGH (BioTropin), recombinant Hepatitis B Vaccine (Bio-Hep-B), recombinant Beta Interferon (Rebif), recombinant human Insulin and hyaluronic acid for ophthalmic and orthopedic applications.  Dr. Havron also serves on the board of directors of the following privately-held Israeli technology companies: Braintact Ltd. and Angio-B Ltd.  Dr. Havron earned his Ph.D. in Bio-Organic Chemistry, from the Weizmann Institute of Science, and served as a Research Fellow in the Harvard Medical School, Department of Radiology.

Marian Gorecki , Ph.D., Director. Marian Gorecki was appointed as a director of Modigene in March 2008. Dr. Gorecki has been a director of Mediwound Ltd., a biotechnology company developing products in the fields of burn and wound management, since 2007, and from 2001 through 2006 he served as the CEO of Mediwound. He co-founded and served as the general manager and a board member of Bio Technology General, later renamed Savient Pharmaceuticals Inc.(SVNT-NASDAQ). Dr. Gorecki led the development and commercialization of 7 biotechnology drugs, including: bovine growth hormone, human growth hormone, HEP-B vaccine, insulin, Puricase (currently in Phase III clinical trials), hyaluronic-acid based devices for orthopedic and ophthalmic application, Debrase (currently in Phase III clinical trials). Dr. Gorecki currently serves as chairman of Thrombotech Ltd., a biotechnology company developing a peptide used with current standard stroke treatments. Dr. Gorecki is the inventor of 21 issued patents and is the author of 73 peer-reviewed scientific articles. Dr. Gorecki earned his Ph.D. in biochemistry and molecular biology from the Weizmann Institute of Science, and served as a research fellow at the Massachusetts Institute of Technology (MIT).

Shai Novik, M.B.A., President, Director. Mr. Novik has served as the President and a director of Modigene Delaware since its inception, and became the President and a director of Modigene in May 2007. From 2003 to 2005, Mr. Novik was the Managing Director of A.S. Novik, a private investment firm, and from 2000 to 2002 he was Managing Director of A-Online Capital, a public investment firm. Mr. Novik previously served as Chief Operating Officer and Head of Strategic Planning of THCG, a technology and life sciences investment company from 1998 to 2000. THCG was a portfolio company of Greenwich Street Partners, one of the largest U.S. private equity funds. THCG’s own portfolio included several life sciences and medical devices companies. Prior to his position at THCG, Mr. Novik served as Chief Operating Officer and Chairman of Strategy Committee of RogersCasey, an investment advisory company serving Fortune 500 companies such as DuPont, Kodak, General Electric and others, from 1994 to 1998. Mr. Novik is the co-founder and Chairman of the Board of Stentomics Inc., a private drug-eluting stent technology company developing next-generation, polymer-free drug-eluting stent solutions. Mr. Novik also serves on the boards of the privately-held companies Eyekon Inc. and Odysseus Ventures Ltd. Mr. Novik served for seven years in the Israeli Defense Forces, and received his M.B.A, with Distinction, from Cornell University.

Fuad Fares, D.Sc., Chief Scientific Officer (ModigeneTech), Director. Dr. Fares has served as the Chief Scientific Officer of ModigeneTech since 2002 and director of Modigene Delaware since 2005, and became a director of Modigene in May 2007. Dr. Fares has been the head of the Molecular Biology Division, Biochemical Research Unit, Department of Biochemistry and Molecular Genetics at the Carmel Medical Center in Haifa, Israel, and has been the Managing Director of Galili Herbal since 1999. While doing postdoctoral work at Washington University (St. Louis, Missouri), Dr. Fares worked with Professor Irving Boime to develop our platform technology. Dr. Fares was elected a research member at the Rappaport Institute for Research in Medical Sciences (Technion - Israel Institute of Technology, Bruce Rappaport Faculty of Medicine, 1995-1997). He is the recipient of several awards including the prestigious Lindner Prize of the Israel Endocrine Society (2004) and the Shawers Prize of the Israel Endocrine Society (1997). Dr. Fares is the author of over forty scientific articles and chapters in scientific textbooks.  He is a member of two Israeli organizations: the Israel Endocrine Society and the Israeli Society for Biochemistry and Molecular Biology. In the United States, Dr. Fares is a member of the Clinical Ligand Assay Society (CLAS), and the New York Academy of Sciences. He received a D.Sc. in pharmacology from the Technion - Israel Institute of Technology (Haifa, Israel).

Phillip Frost, M.D., Chairman of the Board. Dr. Frost was appointed as a director of Modigene in May 2007, and in March 2008 was appointed as the Chairman of the Board. Dr. Frost is the former Chairman and Chief Executive Officer of IVAX Corp. since 1987, until IVAX’s sale to Teva Pharmaceuticals (TEVA-NASDAQ) in 2006. Dr. Frost is the Chief Executive Officer and Chairman of OPKO Health, Inc. (OPK-AMEX), and the Vice Chairman of the Board of Teva Pharmaceuticals (TEVA-NASDAQ). Dr. Frost was named Chairman of the Board of Ladenburg Thalmann & Co., Inc. (LTS-AMEX), an American Stock Exchange-listed investment banking and securities brokerage firm, in July 2006 and has been a director of Ladenburg Thalmann since March 2005. He serves on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center, and is Vice Chairman of the Board of Governors of the American Stock Exchange. Dr. Frost is also a director of Northrop Grumman Corp. (NOC-NYSE), Continucare Corporation (CNU-AMEX) and Ideation Acquisition Corp (IDI-AMEX). Dr. Frost received his M.D. from the Albert Einstein College of Medicine.

Jane H. Hsiao, Ph.D., M.B.A., Director. Dr. Hsiao was appointed as a director of Modigene in May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX Corporation from 1995 to January 2006, when Teva acquired IVAX. Dr. Hsiao served as IVAX’s Chief Technical Officer since 1996, and as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, since 1998. From 1992 until 1995, Dr. Hsiao served as IVAX’s Chief Regulatory Officer and Assistant to the Chairman. Dr. Hsiao served as Chairman and President of DVM Pharmaceuticals from 1998 through 2006. Dr. Hsiao is Vice-Chairman of the Board and CTO of OPKO Health, Inc. (OPK-AMEX), a biotech pharmaceutical company; and Chairman of the Board of SafeStitch Medical, Inc. (SFES-OCBB), a medical device company. Dr. Hsiao received a Ph.D. in Pharmaceutical Chemistry from the University of Illinois, Chicago.

Steven D. Rubin, Director. Mr. Rubin was appointed as a director of Modigene in March 2008. He is currently the Executive Vice President - Administration and a director of OPKO Health Inc. since 2007. He currently also serves as a director of SafeStitch Medical Inc. (SFES-OTCBB), a medical device company, of Dreams Incorporated (DRJ-AMEX), a manufacturer and provider of licensed sports products, of Ideation Acquisition Corp. (IDI-AMEX), a special purpose acquisition company, and of Longfoot Communications Corp. (LGFC-OTCBB). Previously, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin holds a B.A. from Tulane University and a J.D. Degree from the University of Florida, Gainesville.

Adam Stern, Director. Mr. Stern has served as a director of Modigene Delaware since 2006, and became a director of Modigene in May 2007. Mr. Stern is a Senior Managing Director of Spencer Trask, and is a member of Spencer Trask Breakthrough Partners LLC, a significant stockholder of Modigene Delaware. Mr. Stern has over 18 years of venture capital, investment banking and sales experience focusing on the technology and life science sectors of the capital markets. He has completed over 100 transactions throughout his career, including private placements, public offerings and mergers & acquisitions, valued in excess of several billion dollars. Mr. Stern has been a keynote speaker and conference panelist nationally on topics ranging from PIPE transactions (private placements in public equity) to reverse mergers and venture capital. Mr. Stern is currently a Senior Managing Director of Spencer Trask, which he joined in September 1997 from Josephthal & Co., members of the New York Stock Exchange, where he served as Senior Vice President and Managing Director of Private Equity Marketing from 1989-1997. He has been a NASD licensed securities broker since 1987 and a General Securities Principal since 1991. Mr. Stern holds a Bachelor of Arts degree with Honors in Corporate Communications from the University of South Florida in Tampa.

Eyal Fima, M.B.A., Ph.D., Vice President of Product Development (ModigeneTech). Formerly, Dr. Fima was the Co-Founder & CEO of NatSpears Ltd. - a biotechnology company focused on targeted cancer therapeutics via protein fusion, for treatment of prostate and pancreatic cancer from 2001 to 2002. Dr. Fima was a research fellow at the Immunology Department of Ben-Gurion University in Israel from 2002 to 2005, where he researched the involvement of PKC eta (signal transduction) in breast cancer. Dr. Fima is the former National and Olympic coach of the Israeli Taekwondo team, leading the team to medals in world championships of 1998 and 2000, and in European championships in 1997, 1998 and 1999. Dr. Fima received his Ph.D. in immunotherapeutic protocols and cytokines regulation from Ben-Gurion University’s Medical School in Israel, and an M.B.A. from Ben-Gurion University’s Business School in Israel.

Steve Schaeffer, Chief Financial Officer. Mr. Schaeffer was appointed as the Chief Financial Officer of Modigene in March 2009. Mr. Schaeffer has over 30 years of accounting and tax experience. He is a principal and founder of Cohen & Schaeffer, P.C., a full service CPA firm co-founded by Mr. Schaeffer in 1993. Prior to forming Cohen & Schaeffer, Mr. Schaeffer was a tax partner at BDO Seidman and a principal at Laventhol & Horwath.

There are no family relationships among our directors or executive officers. Further, none of the above-listed directors has been either convicted in any criminal proceeding during the past five years or a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining them from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws. Similarly, no bankruptcy petitions have been filed by or against any business or property of any of our directors, nor has any bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and 10% stockholders file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all Section 16(a) forms they file. No person failed to comply with the filing requirements of Section 16(a) during 2007 and there are no late filings to report. In making this statement, we have relied solely on our examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our former and current directors, officers and 10% stockholders.

Code of Ethics

The board of directors believes that it is important to encourage the highest level of corporate ethics and responsibility. Among other things, the board has adopted a written code of ethics, which applies to all of our directors, officers and employees, as well as a procedure for allowing employees to anonymously report any problems they may detect with respect to our financial reporting. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The code of ethics, as well as other information pertaining to our committees, corporate governance and reporting with the Securities and Exchange Commission, can be found on our website at http://www.modigeneinc.com.

Corporate Governance

General

The size of our board of directors is set at nine. We have eight directors currently serving, with one vacancy.

Effective January 1, 2008, one of our former directors, Mr. Alastair Clemow, tendered his resignation from the board. Effective February 29, 2008, two of our former directors, Mr. Joel Kanter and Dr. Eugene Bauer, tendered their resignations from the Board. Following these resignations, on February 29, 2008, Mr. Steven D. Rubin and Dr. Marian Gorecki were appointed to our board upon the recommendation of our Governance Committee. The remaining six of our currently-serving directors (Dr. Havron, Mr. Novik, Dr. Fares, Dr. Frost, Dr. Hsiao and Mr. Stern) were appointed in May 2007 upon the completion of our acquisition of Modigene Inc., a Delaware corporation.

Our Governance Committee is continuing to seek qualified candidates to serve on our board, and if one such candidate is identified, such person may be added to the board to fill the vacancy in accordance with our bylaws.

Generally, the board oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the board does not involve itself in the day-to-day operations of Modigene, which are monitored by our executive officers and management. Our directors fulfill their duties and responsibilities by attending regular meetings of the board and through committee membership, which is discussed below.

Under the charter of our Governance Committee, discussed further below, our Governance Committee has been charged with the responsibility of, at least annually, reviewing the performance of all directors of the company, including with respect to each director’s service on a committee of the board of directors. Based upon such review, the Governance Committee is to make a determination whether current directors should be nominated for re-election as their terms expire. As a part of such process, the Governance Committee determines whether each director is “independent” in accordance with the requirements set forth by the board of directors and the definition of independent director as defined in the rules of the Securities and Exchange Commission and the American Stock Exchange, whose standards of independence our board of directors has determined to adopt under the requirements of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these responsibilities, in November 2007 our Governance Committee met and determined that Eugene Bauer and Joel Kanter, two of our current directors, would not be recommended to the board for nomination for re-election, and that Alastair Clemow, Fuad Fares, Phillip Frost, Avri Havron, Jane Hsiao, Shai Novik and Adam Stern would be recommended for nomination for re-election, and that two, then-to-be-identified independent persons would be recommended to the board for nomination for election. On January 28, 2008, the Governance Committee met and recommended Mr. Rubin and Dr. Gorecki to the board for appointment to partially fill the vacancies created by the resignation of Mr. Clemow and the anticipated resignations of Dr. Bauer and Mr. Kanter.

In making nominations for persons to be elected to the board of directors and included in our proxy statement, the Governance Committee of our board of directors is required to develop and establish qualification criteria for membership on the board, and is required to interview individuals qualified to become members of the board of directors in accordance with the criteria established by the committee. As part of this process, the committee will consider individuals recommended by the stockholders of the company, if any. Generally, the committee believes that, at a minimum, directors should possess certain qualities, including the highest personal and professional ethics and integrity, a sufficient educational and professional background, demonstrated leadership skills, sound judgment, an ability to communicate effectively with management, and an ability to meet the standards and duties set forth in our code of ethics. The committee also evaluates potential nominees to determine if they have any conflicts of interest that may interfere with their ability to serve as effective board members and to ensure the nominees’ “independence” so that at least a majority of the directors on the board will be deemed “independent” in accordance with our corporate governance standards. Currently, there are no fees paid to any third party to identify or assist in identifying or evaluating nominees.

In order for a stockholder nominee to be considered by the Governance Committee to be its nominee and included in our proxy statement, the nominating stockholder must request that our Governance Committee consider such proposed candidate. Director candidates can be submitted by contacting our President either in person, in writing, via phone at (866) 644-7811, or by e-mail at shai@modigenetech.com. The committee may request any information that it may reasonably require, including any information with respect to such candidate’s qualifications, in order to make a determination as to whether to nominate the person for director. Although the Governance Committee will consider candidates proposed by our stockholders, the committee has no obligation to recommend any candidate for nomination to our board. Our bylaws do not impose any additional requirements in connection with stockholder nominations of directors.

Item 10. Executive Compensation

The Compensation Committee conducts a thorough review process of executive compensation once a year, immediately following year-end. The Compensation Committee gives thoughtful consideration of the Company’s unique needs and requirements for the next several years, and the significance of executive contribution to the accomplishment of critical milestones. The Compensation Committee then considers what would be the most effective way to structure executive compensation packages, such that there would be strong alignment of executives’ incentives with the best interests of the Company and its shareholders. The Compensation Committee proceeds with a review of statistically significant data of comparable publicly-traded life sciences companies with a market capitalization within +/- $50 million from that of the Company, as well as publicly available executive compensation data, in order to assure that executive compensation packages are not outside the upper limit of such benchmark universe. Option grants awarded to our executives as part of their compensation packages are subject to a three or four year vesting, for further assurance of long term alignment of interest with the Company and its shareholders. Year-end bonuses are awarded to executives after careful reconciliation of actual vs. expected milestones and accomplishments, as defined and approved by the Compensation Committee at the start of the calendar year.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer and the only other two highly compensated executive officers who received annual compensation in excess of $100,000. Each of the named executive officers is entitled to certain payments in connection with resignation, retirement or other termination, or a change in control as described more fully under the heading “Agreements with Executive Officers & Consultants.”

Name and Principal Position	Year	Annual Salary		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Dr. Abraham Havron	2007	$140,000		$60,000	(2)	$303,184	-		$503,184
Chief Executive Officer	2006	80,000		20,000	(3)	88,619	$26,500	(4)	215,119

Shai Novik	2007	201,290	(5)	102,500	(2)	303,184	27,096	(6)	634,070
President	2006	195,000		97,500	(3)	88,619	22,630	(6)	403,749

Eyal Fima	2007	83,333	(7)	37,500	(2)(7)	-	21,177	(8)	142,010	(7)
Vice President Product Development	2006	83,333	(7)	20,000	(3) (7)	26,065	23,824	(8)	153,222	(7)

(1)	Option valuations were calculated pursuant to FAS 123R, with Black & Sholes formula parameters specified under note 7(c) of the financial statements included in Item 7.

(2)	Bonus was paid on March 4, 2008.

(3)	Bonus was paid on June 30, 2007.

(4)	Payment for consulting services provided during 2004-2005 prior to December 14, 2005.

(5)
Mr. Novik’s base salary prior to the completion of the merger with Modigene Delaware and the simultaneous private placement offering was $195,000. Upon the May 9, 2007 closing of the merger and private placement, his base salary was increased to $205,000.

(6)	Reimbursements of Israeli government mandatory healthcare, pension and social security taxes.

(7)	Salary was paid monthly in Israeli Shekels. Amount shown is approximated U.S. Dollar value using the U.S. Dollar/Israeli Shekel exchange rate as of December 31, 2007.

(8)	Calculated compensation associated with use of company car.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards made to our named executive officers that were outstanding at the 2007 fiscal year end.

	Option Awards
Name	No. Securities Under Unexercised Options (#) Exercisable		No. Securities Under Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Dr. Abraham Havron(11)	113,762	(1)			$0.00006	12/14/2015
	31,286	(2)			0.88	12/14/2015
	145,048	(3)			0.88	12/14/2016
			200,000	(4)	2.00	5/9/2017

Shai Novik(12)	170,645	(5)			0.88	12/14/2015
	145,048	(6)			0.88	12/14/2015
	145,048	(7)			0.88	12/14/2016
			200,000	(8)	2.00	5/9/2017

Eyal Fima(13)	42,661	(9)			0.88	12/14/2015
	42,661	(10)			0.88	12/14/2016

(1)
Option to purchase 113,762 shares of Modigene common stock at an exercise price of $0.00006 per share. Option was granted in exchange for an employee stock option to acquire 66,666 shares of Modigene Delaware common stock at an exercise price of $0.001 (par value) per share granted on December 14, 2005, which option was vested in full on date of grant and expires 10 years after the date of grant. Option was exercised in full on March 29, 2008.

(2)
Option to purchase 31,286 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 31,286 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2005, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(3)
Option to purchase 145,048 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 85,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2006, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(4)
Option to purchase 200,000 shares of Modigene common stock at an exercise price of $2.00 per share granted on May 9, 2007, which vests in three equal installments on the first, second and third anniversaries of the date of grant and expires 10 years from the date of grant.

(5)
Option to purchase 170,645 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 100,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2005, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(6)
Option to purchase 145,048 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 85,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2005, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(7)
Option to purchase 145,048 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 85,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2006, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(8)
Option to purchase 200,000 shares of Modigene common stock at an exercise price of $2.00 per share granted on May 9, 2007, which vests in three equal installments on the first, second and third anniversaries of the date of grant and expires 10 years from the date of grant.

(9)
Option to purchase 42,661 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 25,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2005, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(10)
Option to purchase 42,661 shares of Modigene common stock at an exercise price of $0.88 per share. Option was granted in exchange for an employee stock option to acquire 25,000 shares of Modigene Delaware common stock at an exercise price of $1.50 per share granted on December 14, 2006, which option was vested in full at the time of the merger and expires 10 years after the date of grant.

(11)
Executive was granted an option to purchase 900,000 shares of Modigene common stock at an exercise price of $0.90 per share on February 29, 2008, which vests in four equal installments on the first, second, third and fourth anniversaries of the date of grant and expires 10 years from the date of grant.

(12)
Executive was granted an option to purchase 900,000 shares of Modigene common stock at an exercise price of $0.90 per share on February 29, 2008, which vests in four equal installments on the first, second, third and fourth anniversaries of the date of grant and expires 10 years from the date of grant.

(13)
Executive was granted an option to purchase 150,000 shares of Modigene common stock at an exercise price of $0.90 per share on February 29, 2008, which vests in four equal installments on the first, second, third and fourth anniversaries of the date of grant and expires 10 years from the date of grant.

Agreements with Executive Officers & Consultants

Consulting Agreement with Dr. Abraham (Avri) Havron. Dr. Havron, Chief Executive Officer and a director of Modigene, entered into a consulting agreement with Modigene Delaware, which was assumed by us in the merger. Pursuant to the consulting agreement, as amended, Dr. Havron serves as Chief Executive Officer of Modigene on a part-time basis, at an annual compensation rate of $215,000, which compensation rate is effective as of January 1, 2008, with a potential performance bonus of up to $60,000 based on corporate and personal milestones, along with equity performance awards, each as determined by the Compensation Committee of the board of directors. Dr. Havron’s consulting agreement also entitles him to use of a company car.

Under his initial consulting agreement, Dr. Havron received a one-time grant of options to purchase 66,666 shares of Modigene Delaware common stock with a per share exercise price of $0.001 (which were converted into options to purchase 113,762 shares of our common stock, at an exercise price of $0.0006 per share, in the merger), and options to purchase 18,334 shares of Modigene Delaware common stock with a per share exercise price of $1.50 (which were converted into options to purchase 31,286 shares of our common stock, at an exercise price of $0.879 per share, in the merger). Options to purchase 200,000 shares of our common stock at an exercise price of $2.00 were granted to Dr. Havron upon completion of our merger with Modigene Delaware, which options vest in three equal annual installments beginning May 9, 2008. On February 29, 2008, our Compensation Committee awarded Dr. Havron options to purchase an additional 900,000 shares of our common stock at an exercise price of $0.90, which options vest in four equal annual installments beginning March 1, 2009. The February 29, 2008 option grants were granted in connection with our Compensation Committee’s annual executive compensation review in connection with the company’s goal of focusing our executives' attention on the long-term performance of the company and to align their financial interests with those of our stockholders.

Dr. Havron’s amended consulting agreement is for a one-year term expiring December 31, 2008, with an option to extend by mutual agreement of the parties.  Either party may terminate the agreement on 30 days’ prior notice; however, if Modigene terminates the agreement for any reason other than Dr. Havron’s material breach, Dr. Havron will be entitled to a lump sum severance payment of $40,000. Pursuant to the consulting agreement, Dr. Havron agreed to a nonsolicitation provision (relating to employees of Modigene), which is to be effective for a period of one year subsequent to any termination of the agreement.

Employment Agreement with Shai Novik. Mr. Novik, President and a director of Modigene, entered into an employment agreement with Modigene Delaware, which was assumed by us in the merger. Such agreement, as amended, provides that Mr. Novik will serve as President of Modigene for an initial two-year term that initially expired December 14, 2007, which term has been automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives written notice, no less than 60 days prior to the end of the then-current term, of an election not to renew the agreement. Mr. Novik’s base salary under his employment agreement is $250,000. In addition, Mr. Novik will be entitled to an annual cash bonus of up to $85,000, based on corporate and personal milestones, along with equity performance awards, each as determined by the Compensation Committee of our board of directors. Mr. Novik is also entitled to use of a company car.

Mr. Novik received an option grant to purchase 185,000 shares of Modigene Delaware’s common stock with a per share exercise price of $1.50. These options were converted into options to purchase 315,693 shares of our common stock, with a per share exercise price of $0.879, in the merger. Options to purchase 200,000 shares of our common stock at an exercise price of $2.00 were granted to Mr. Novik upon completion of our merger with Modigene Delaware, which options vest in three equal annual installments beginning May 9, 2008. On February 29, 2008, our Compensation Committee awarded Mr. Novik options to purchase an additional 900,000 shares of our common stock at an exercise price of $0.90, which options vest in four equal annual installments beginning March 1, 2009. As discussed above with respect to Dr. Havron, the February 29, 2008 option grants were granted in connection with our Compensation Committee’s annual executive compensation review in connection with the company’s goal of focusing our executives' attention on the long-term performance of the company and to align their financial interests with those of our stockholders.

At any time during the term, Mr. Novik shall be entitled to assign all or a part of his rights and obligations hereunder to a controlled entity (a “controlled entity” is an entity wholly-owned by Mr. Novik and/or members of Mr. Novik’s immediate family) provided that (i) the controlled entity executes the employment agreement upon such assignment and agrees to be bound by the provisions hereof, (ii) the controlled entity shall at all times after such assignment employ or otherwise retain the services of Mr. Novik, (iii) in addition to the controlled entity, Mr. Novik will remain personally bound by and subject to certain confidentiality and non-competition restrictions, (iv) the management services and other duties shall be rendered by the controlled entity only through Mr. Novik, and (v) the total cost to Modigene shall be the same as if such services are rendered by Mr. Novik as a direct employee of Modigene.

If Mr. Novik voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), Mr. Novik will be entitled only to payment of his base salary through the date of termination, and will not be entitled to any performance bonus for that year. However, if Mr. Novik terminates the agreement as the result of a material breach by Modigene, he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If Modigene terminates Mr. Novik other than for cause (as defined in the agreement), or if the term expires and is not renewed by Modigene, Mr. Novik will be entitled to receive an amount equal to his then-current base salary over the 12-month period following termination, plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If Mr. Novik is terminated for cause, he will be entitled to receive only any amounts that were due and owing to him at the time of such termination.

If either (a) Mr. Novik terminates his employment for good reason (as defined in the agreement) or (b) Modigene or its successor terminates Mr. Novik’s employment within 12 months of a change in control (as defined in the agreement), then Mr. Novik will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable. This amount is subject to reduction so that the total amount of payments or benefits provided to Mr. Novik under his employment agreement or any benefit plans or agreements will not constitute an “excess parachute payment” under the Internal Revenue Code.

The employment agreement includes a covenant limiting his ability to compete with Modigene during his employment and for a period of one year following his termination, and includes a nonsolicitation provision that applies during the same period.

Under his employment agreement, Mr. Novik will be provided with such benefits as are provided generally to executive officers of Modigene.

Consulting Agreement with Dr. Fuad Fares. Dr. Fuad Fares, Chief Scientific Officer of ModigeneTech and a director of Modigene, entered into a consulting agreement with ModigeneTech. Pursuant to this consulting agreement, Dr. Fares serves as Chief Scientific Officer of ModigeneTech on a part-time basis, at a monthly compensation rate of $3,000 (plus any applicable V.A.T.). In addition, Dr. Fares will be entitled to reasonable expense reimbursement. Dr. Fares will be entitled to payments ranging from $7,000 to $37,500 upon successful achievement of certain milestones related with the development of a new biotechnology platform for Modigene. The aggregate amount of all milestone payments that Dr. Fares may receive is $102,000. The initial consulting agreement had an initial one-year term December 14, 2006. On January 1, 2007, the parties entered into a new 24-month consulting agreement expiring on December 31, 2008, with an option to extend for subsequent 12-month periods upon mutual agreement of the parties. Either party may terminate the agreement on 30 days’ prior notice; however, if Modigene terminates the agreement for any reason other than Dr. Fares’ material breach of the agreement, Dr. Fares will be entitled to a severance payment equal to $18,000. Pursuant to the agreement, Dr. Fares agreed to a nonsolicitation provision (relating to employees of Modigene), which is to be effective for a period of one year subsequent to any termination of the agreement. Either party may terminate the agreement on 30 days’ prior notice; however, if Modigene terminates the agreement for any reason other than Dr. Fares’ material breach of the agreement, Dr. Fares will be entitled to a severance payment equal to $18,000. Pursuant to the agreement, Dr. Fares agreed to a nonsolicitation provision (relating to employees of Modigene), which is to be effective for a period of one year subsequent to any termination of the agreement.

Employment Agreement with Eyal Fima. Dr. Fima, Vice President of Product Development of ModigeneTech, entered into an employment agreement with ModigeneTech. Dr. Fima served for an initial one-year term that expired December 14, 2006, and the term has been automatically extended for two successive additional one-year terms, with the next term expiring on December 14, 2008. The term will automatically extend for additional one-year terms, unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. Dr. Fima’s current annual base salary is $100,000. In addition, Dr. Fima is entitled to an annual cash bonus of up to 50% of his base salary, based on corporate and personal milestones, along with equity performance awards, each as determined by ModigeneTech’s board of directors. In addition, Dr. Fima is entitled to use of a company car. Dr. Fima received option grants to purchase 50,000 shares of Modigene Delaware’s common stock with a per share exercise price of $1.50 (which were converted into options to purchase 85,322 shares of our common stock, at an exercise price of $0.879 per share, in the merger). On February 29, 2008, Dr. Fima was granted options to purchase 150,000 shares of our common stock at an exercise price of $0.90 per share, which options vest in four equal annual installments beginning March 1, 2009.

Agreement with Steve Schaeffer. Mr. Schaeffer, Chief Financial Officer of Modigene, and Cohen & Schaeffer P.C., entered into an agreement with Modigene. Pursuant to the agreement, Mr. Schaeffer will serve as our Chief Financial Officer on a part-time basis, and will undertake the principal financial officer function of Modigene. The agreement provides for quarterly compensation of $12,000 to Cohen & Schaeffer, together with reimbursement of reasonable out-of-pocket expenses incurred in the course of providing services to the Company. Mr. Schaeffer is not entitled to participate in any welfare or benefit plans generally made available to full time employees of Modigene. The agreement for a two-year period and may be extended by the mutual agreement of the parties for additional subsequent 12-month periods, and is terminable by either Modigene or Mr. Schaeffer and Cohen & Schaeffer on 30 days’ notice. The agreement may also be terminated by Modigene in the event of a breach by Mr. Schaeffer or Cohen & Schaeffer, but if such breach is curable Mr. Schaeffer will have 30 days following notice in which to cure the breach. In the event of any termination of the agreement, Cohen & Schaeffer will be entitled only to compensation and expenses accrued through the date of termination. The agreement contains a customary agreement by Mr. Schaeffer and Cohen & Schaeffer relating to non-disclosure of confidential information.

Director Compensation

We expect to establish compensation arrangements for our board of directors. Currently, our directors are entitled to reimbursement of expenses incurred in connection with their service, but we do not otherwise compensate our directors.

The following table sets forth information with respect to compensation of our directors during fiscal year 2007.

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation	Total ($)

Eugene Bauer(1)	$0	$37,898	$0	$37,898

Alastair Clemow(2)	$0	$37,898	$0	$37,898

Phillip Frost(3)	$0	$0	$0	$0

Marian Gorecki(4)	$0	$0	$0	$0

Jane Hsiao(5)	$0	$0	$0	$0

Joel Kanter(6)	$0	$37,898	$0	$37,898

Steven Rubin(7)	$0	$0	$0	$0

Adam Stern(8)	$0	$37,898	$0	$37,898

(1)
Dr. Bauer resigned from the board of directors effective February 29, 2008. Aggregate stock option awards outstanding at the end of the 2007 fiscal year held by Dr. Bauer consisted of options to purchase 144,452 shares of Modigene common stock.

(2)
Mr. Clemow resigned from the board of directors effective January 1, 2008. Aggregate stock option awards outstanding at the end of the 2007 fiscal year held by Mr. Clemow consisted of options to purchase 134,213 shares of Modigene common stock.

(3)	Dr. Frost received no stock option awards in the 2007 fiscal year.

(4)	Appointed as a director in 2008. Dr. Gorecki received no stock option awards in the 2007 fiscal year.

(5)	Dr. Hsiao received no stock option awards in the 2007 fiscal year.

(6)
Mr. Kanter resigned from the board of directors effective February 29, 2008. Aggregate stock option awards outstanding at the end of the 2007 fiscal year held by Mr. Kanter consisted of options to purchase 110,323 shares of Modigene common stock.

(7)	Appointed as a director in 2008. Mr. Rubin received no stock option awards in the 2007 fiscal year.

(8)	Aggregate stock option awards outstanding at the end of the 2007 fiscal year held by Mr. Stern consisted of options to purchase 110,323 shares of Modigene common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 of Part II of this Form 10-KSB.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 21, 2008, by (a) each person who, to our knowledge, owns more than 5% of our common stock; (b) each of our directors and executive officers; and (c) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Modigene Inc., 3 Sapir Street, Weizmann Science Park, Nes-Ziona, Israel 74140. Shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 21, 2008, are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	No. of Shares of Common Stock Beneficially Owned	% of Common Stock Outstanding

Directors and Executive Officers:

Directors:
Fuad Fares(1)	1,724,160	4.85%
Phillip Frost(2)	4,703,332	13.13%
Marain Gorecki	—	—
Abraham (Avri) Havron(3)	488,644	1.37%
Jane H. Hsiao(4)	1,114,666	3.13%
Shai Novik(5)	1,645,857	4.56%
Steven D. Rubin(6)	29,332	*
Adam Stern(7)	1,524,549	4.22%

Executive Officers (non-director):
Steve Schaeffer	—	—

Directors and Executive Officers as a group (9 persons)(7)	11,230,540	30.19%

* less than 1%.

(1)
The number of shares beneficially owned by Dr. Fares does not include 90,745 shares of common stock that are subject to an Escrow Agreement (the “Escrow Agreement”) by and among the Company, Dr. Havron and Mr. Novik as Indemenification Representatives, and Gottbetter & Partners, LLP (the “Escrow Agent”), which shares are held of record by the Escrow Agent and over which shares the Escrow Agent has voting and investment control. The Escrow Agreement was established to secure indemnification obligations of Modigene Delaware in connection with its acquisition by the Company, and if no claims are raised thereunder the Escrow Agreement will terminate on May 9, 2009, at which time the subject shares will be released to Dr. Fares.

(2)
The number of shares beneficially owned by Dr. Frost consists of 4,436,666 shares of common stock and warrants to purchase 266,666 shares of common stock held by or beneficially owned by Frost Gamma Investments Trust, of which Frost Gamma Limited Partnership is the sole and exclusive beneficiary. Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole stockholder of Frost-Nevada Corporation. The address of Frost Gamma Investments Trust is 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137.

(3)	Includes 243,001 shares of common stock eligible to be acquired within 60 days through the exercise of options.

(4)
Includes 63,333 shares of common stock eligible to be acquired within 60 days through the exercise of warrants held by Dr. Hsiao. Dr. Hsiao’s address is c/o The Frost Group, 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137.

(5)
Includes 527,408 shares of common stock eligible to be acquired within 60 days through the exercise of options. The number of shares beneficially owned by Mr. Novik does not include 58,866 shares of common stock that are subject to the Escrow Agreement, which shares are held of record by the Escrow Agent and over which shares the Escrow Agent has voting and investment control. The Escrow Agreement was established to secure indemnification obligations of Modigene Delaware in connection with its acquisition by the Company, and if no claims are raised thereunder the Escrow Agreement will terminate on May 9, 2009, at which time the subject shares will be released to Mr. Novik.

(6)
Includes 1,666 shares of common stock eligible to be acquired within 60 days through the exercise of warrants held by Mr. Rubin. Mr. Rubin’s address is c/o The Frost Group, 4400 Biscayne Boulevard, Suite 1500, Miami, Florida 33137.

(7)
Includes 972,677 shares of common stock owned by Spencer Trask Breakthrough Partners LLC (“Breakthrough”), with respect to which Mr. Stern shares voting and investment power. The number of shares beneficially owned by Mr. Stern does not include 51,194 shares of common stock that are subject to the Escrow Agreement, which shares are held of record by the Escrow Agent and over which shares the Escrow Agent has voting and investment control. The Escrow Agreement was established to secure indemnification obligations of Modigene Delaware in connection with its acquisition by the Company, and if no claims are raised thereunder the Escrow Agreement will terminate on May 9, 2009, at which time the subject shares will be released to Breakthrough. Also includes warrants to purchase 441,550 shares of common stock which are eligible to be exercised within 60 days and with respect to which Mr. Stern shares voting and investment power. Also includes options to purchase 110,322 shares of common stock held by Mr. Stern, which are eligible to be exercised within 60 days.

(8)	Footnotes (1) through (7) are incorporated herein.

Changes in Control

None.

Item 12. Certain Relationships, Related Transactions and Director Independence

Issuance of Series A Preferred Stock

On March 25, 2008, we entered into a Securities Purchase Agreement with Frost Gamma Investments Trust, Jane Hsiao, Steve D. Rubin, and Subbarao Uppaluri. Our Chairman Dr. Frost is the sole trustee of Frost Gamma Investment Trust. Frost Gamma, L.P. is the sole and exclusive beneficiary of Frost Gamma Investment Trust, and Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole stockholder of Frost-Nevada Corporation. Dr. Hsiao and Mr. Rubin are also directors of Modigene.

The Securities Purchase Agreement provides that we will sell 800,000 shares of Series A preferred stock, $0.00001 par value per share, at $2.50 per share, for an aggregate purchase price of $2,000,000. Of the 800,000 shares of Series A preferred stock purchased under the Securities Purchase Agreement, the Frost Trust purchased 632,000 shares for $1,580,000, Dr. Hsiao purchased 152,000 shares for $380,000 and Mr. Rubin purchased 8,000 shares for $20,000.

The Series A preferred stock is convertible, at the option of each holder, beginning on March 1, 2009 and ending at 5:00 p.m., Eastern time, on March 25, 2012, without the payment of any additional consideration, into Modigene common stock at the applicable conversion price discussed below. If any holder of shares of Series A preferred stock has not exercised the conversion right on or before March 25, 2012, then at that time all outstanding shares of Series A preferred stock will automatically convert, without the payment of any additional consideration, into common stock at the applicable conversion price discussed below. Generally, each share of Series A preferred stock will be convertible into common stock based upon a conversion ratio equal to (x) the $2.50, divided by (y) the conversion price in effect at the time of conversion, which will initially be $2.50. Accordingly, the initial conversion ratio will be one share of common stock for one share of Series A preferred stock.

The conversion price will change in the event that a Market Capitalization Contingency occurs. A “Market Capitalization Contingency” is defined as the aggregate market value of the common stock, obtained by multiplying (a) the number of shares of common stock outstanding (on a fully-diluted basis, as follows: taking into account the shares of common stock issuable upon the exercise of all outstanding warrants and other convertible securities or instruments issued by the Company, but excluding all shares of capital stock issued, issuable or reserved for issuance pursuant to or under the 2005 Plan and the 2007 Plan and excluding the shares of common stock issuable upon conversion of the Series A preferred stock), by (b) the closing sale price of a share of common stock, as reported on the over-the-counter bulletin board, or, if the common stock has been admitted to trading on a nationally recognized stock exchange or market quotation system (including, without limitation, the American Stock Exchange), as reported on such exchange or market quotation system, shall, during any forty-five (45) trading days within any consecutive ninety (90) day period, equal or exceed one hundred fifty million dollars ($150,000,000.00). Upon a Market Capitalization Contingency, the number of shares of common stock into which the outstanding Series A preferred stock is convertible will be determined by dividing (x) 2.50, by (y) $0.50. Accordingly, the initial conversion ratio following a Market Capitalization Contingency will be five shares of common stock for one share of Series A preferred stock. The conversion price is subject to adjustment for subdivisions, combinations, consolidations and similar corporate events. The rights and preferences of the Series A preferred stock is described in full in the Company’s Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

Line of Credit

On March 25, 2008, simultaneously with the closing of the issuance of the Series A preferred stock described above, we entered into a Credit Agreement and a Note and Security Agreement with The Frost Group, LLC, a Florida limited liability company whose members include Frost Gamma Investment Trust, Dr. Hsiao and Mr. Rubin.

Under this line of credit, we may, in our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by our board of directors. The maturity date for the line of credit is March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events the maturity date will be extended until March 25, 2013. Upon the maturity date, as the same may be extended, we will be obligated to repay to The Frost Group all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We are obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event that we draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we have agreed to issue to The Frost Group warrants to purchase 1,500,000 shares of our common stock, $0.00001 par value per share at an exercise price of $1.00 per share. These warrants will expire five years from the date of issuance.

Transactions with Former Stockholders

Prior to the closing date of the merger with Modigene Delaware, we transferred all of our operating assets and liabilities to our wholly-owned subsidiary, Liaison Design Group, LLC, and contemporaneously with the closing of the merger split-off the LLC through the sale of all of its outstanding membership interests to three of our former stockholders (two of which were officers and directors of Modigene, which was formerly known as LDG, Inc., until February 26, 2007 and one of which is wholly-owned by a former director of Modigene). In connection with the split-off, 34,920,633 shares of our common stock held by such stockholders (prior to the merger) were surrendered and cancelled without further consideration.

During 2006, the spouse of Sandra Conklin, a director and executive officer of LDG from its inception until February 27, 2007, made a $28,000 loan to LDG. Such loan was not evidenced by a note, but was repaid in full on February 27, 2007.

Peter L. Coker, a former officer of LDG, loaned LDG $127,423 during the three months ended March 31, 2007. The loan was short term, without interest, and was forgiven by Mr. Coker upon the closing of the merger.

Private Sale of Shares

In May 2007, we sold an aggregate of 5,533,333 shares of our common stock, plus warrants to purchase 333,333 shares of our common stock, to four strategic investors led by Dr. Phillip Frost and Dr. Jane Hsiao, who became directors following completion of the sale, and including Mr. Steven Rubin, who was appointed as a director in February 2008, for total consideration of $2,000,000. The issuance of the shares of our common stock and the warrants in connection with the private sale was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC. In connection with the private sale, Spencer Trask Ventures, Inc. (referred to as Spencer Trask) was paid a cash commission of $150,000 and granted warrants to purchase 66,666 shares of our common stock. Adam Stern, one of our directors, is a managing partner of Spencer Trask.

Compensation Payable to Broker/Dealers and Agreements with Spencer Trask

In connection with a May 2007 private placement of our common stock, we paid cash commissions totaling approximately $699,000 and granted warrants to purchase an aggregate of 294,209 shares of our common stock to broker/dealers who introduced investors in the private placement. Spencer Trask was one of the broker/dealers who assisted in the offering. Adam Stern, a director of the company, is a managing partner of Spencer Trask.

We are a party to an engagement letter dated January 9, 2007, with Spencer Trask and Roth Capital Partners, LLC, providing for the payment of compensation upon the sale of our securities to certain investors introduced by such firms. In addition, in December 2005, Modigene Delaware entered into a five-year finder’s fee agreement with Spencer Trask, which provides for the payment of finder’s fees to Spencer Trask in the event of certain transactions involving Modigene Delaware.

Director Independence

General

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has a requirement that our board of directors be independent. However, in evaluating the independence of its members and the composition of the committees of the board of directors, the board utilizes the definition of “independence” as that term is defined by applicable listing standards of the American Stock Exchange and Securities and Exchange Commission rules, including the rules relating to the independence standards of an Audit Committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act.

The board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of the board and its committees meets those standards. We intend on an ongoing basis to appoint such persons to the board and committees of the board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the Securities and Exchange Commission. We anticipate that our board, under the guidance of the Governance Committee, will analyze whether a director is independent by evaluating, among other factors, the following:

•	Whether the director has any material relationship that may impair his or her independent judgment;

•	Whether the director is a current employee of our company or our subsidiaries or was an employee of our company or our subsidiaries within the three years preceding the determination date;

•
Whether the director accepted or has an immediate family member who accepted any compensation from the company within the three years preceding the determination of independence, other than (a) compensation for board or board committee service, (b) compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, (c) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or (d) benefits under a tax-qualified retirement plan, or non-discretionary compensation;

•
Whether the director is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments exceeding certain amounts in any of the most recent three fiscal years;

•
Whether the director is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the Compensation Committee of such other entity; and

•
Whether the director is, or has an immediate family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

The above list is not exhaustive, and we anticipate that our board and our Governance Committee will consider all other factors that may assist in its and their determination that a director will have no material relationship that could compromise that director’s independence.

During the 2007 fiscal year, commencing in May upon the completion of our merger with Modigene Delaware, the following persons served on our board of directors: Dr. Eugene Bauer, Mr. Alastair Clemow, Dr. Fuad Fares, Dr. Phillip Frost, Dr. Abraham “Avri” Havron, Dr. Jane Hsiao, Mr. Joel Kanter, Mr. Shai Novik, and Mr. Adam Stern. In 2008, two additional persons, Mr. Steven Rubin and Dr. Marian Gorecki, also served on our board. Using the standards described above, our board of directors determined in May 2007 that Dr. Bauer, Mr. Clemow, Dr. Frost, Dr. Hsiao and Mr. Kanter were “independent” directors, as that term is defined by applicable listing standards of the American Stock Exchange and the rules and regulations of the Securities Exchange Act, including the rules relating to the independence standards of an Audit Committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act. At the same time, the board determined that Mr. Stern was not independent as a result of the payments to Spencer Trask disclosed under “Certain Relationships and Related Transactions,” and that Mr. Novik and Drs. Havron and Fares were not independent as a result of their employment relationship with Modigene. At the time they were each appointed to the board, it was determined that Dr. Gorecki and Mr. Rubin were independent, with such determination again based on the standards described above.

Audit Committee

Following our merger with Modigene Delaware in May 2007, we established an Audit Committee consisting of three individuals, Joel Kanter (who served as chairman and was the designated audit committee financial expert, in accordance with the standards established by the rules of the Securities and Exchange Commission), Eugene Bauer and Alastair Clemow. At the time of their appointment, the board determined that all such directors were independent as that term is defined by applicable listing standards of the American Stock Exchange (the standard adopted by our board of directors) and the rules and regulations of the Securities and Exchange Commission. In December 2007, Mr. Kanter and Dr. Bauer were removed from the Audit Committee. Mr. Clemow resigned from the Audit Committee effective concurrently with his resignation from our board on January 1, 2008. As a result of these removals and resignation, we did not, until February 2008, have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act, or a committee performing similar functions. Therefore, during that time, pursuant to Section 3(a)(58)(A) of the Securities Exchange Act, our entire board of directors currently served as the Audit Committee. On March 4, 2008, Mr. Rubin and Dr. Gorecki were appointed to serve as our Audit Committee, with Mr. Rubin appointed as chairman and being designated as the “audit committee financial expert” as defined in the Securities Exchange Act. Our board has determined that Mr. Rubin and Dr. Gorecki are each able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on our Audit Committee, and that Mr. Rubin meets the current standard of requisite financial management expertise to be considered an audit committee financial expert under the applicable rules and regulations of the Securities and Exchange Commission. Due to the current lack of independent directors qualified to serve on the Audit Committee, our Audit Committee charter has been amended to provide that the Audit Committee may consist of two members until such time as our common stock of the Corporation is listed on the American Stock Exchange, at which time a three member committee would be required.

Compensation Committee

Upon completion of the merger with Modigene Delaware in May 2007, we appointed Eugene Bauer (chairman), Alastair Clemow and Joel Kanter to our Compensation Committee, each of whom at the time of appointment was determined to be an “independent” director as defined by the independence standards established by our board of directors, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code and a “non-employee” director under Section 16 of the Securities Exchange Act of 1934. In December 2007, Dr. Bauer and Mr. Kanter were removed from the Compensation Committee and were replaced with Drs. Frost and Hsiao. Effective December 21, 2007, Mr. Clemow resigned from the Compensation Committee. On February 29, 2008, Dr. Gorecki was added to the Compensation Committee. The board has determined that each of the current members of the Compensation Committee is an “independent” director as defined by the independence standards established by our board of directors, an “outside” director pursuant to Section 162(m) of the Internal Revenue Code and a “non-employee” director under Section 16 of the Securities Exchange Act.

Governance Committee

Upon completion of the merger with Modigene Delaware in May 2007, we appointed Phillip Frost (chairman), Eugene Bauer and Shai Novik to our Governance Committee. At the time of their appointment, each of Dr. Frost and Dr. Bauer was determined to be an “independent” director as defined by the independence standards established by our board of directors. Dr. Bauer was removed from our Governance Committee in December 2007. On February 29, 2008, Dr. Gorecki was added to the Governance Committee. The board has determined that Dr. Gorecki is an “independent” director as defined by the independence standards established by our board of directors.

Item 13. Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2006.

3.2	Amended and Restated Bylaws of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.5	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.1	Escrow Agreement, dated as of May 9, 2007, by and among Modigene Inc., Abraham Havron, Shai Novik and Gottbetter & Partners, LLP	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.2	Form of Registration Rights Agreement, dated as of May 9, 2007, by and between Modigene Inc. and the investors in the offering	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.3	Employment Agreement between Modigene Inc. and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.4	Amendment to Employment Agreement between Modigene Inc. and Abraham (Avri) Havron*

10.5	Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

Exhibit No.	Description	Reference
10.6	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.7	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik*

10.8	Employment Agreement between ModigeneTech and Eyal Fima	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.9	Amendment to Employment Agreement between Modigene Inc. and Eyal Fima*

10.10	Consulting Agreement between Modigene Inc. and Fuad Fares	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.11	Modigene Inc. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.12	Modigene Inc. 2007 Equity Incentive Plan, as amended*

10.13	Form of Stock Option Agreement under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.14	Form of Stock Option Agreement under the 2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.15	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.16	Form of Clinical Advisory Panel Agreement	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.17	Form of Scientific Advisory Board Agreement	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.18	Agreement between Modigene Inc. and Cohen & Schaeffer P.C. and Steve Schaeffer	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2008.

10.19	Credit Agreement dated as of March 25, 2008 between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.20	Form of Note and Security Agreement between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

Exhibit No.	Description	Reference
21.1	Subsidiaries of Modigene Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

23.1	Consent of BKR Yarel + Partners*

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

Item 14. Principal Accountant Fees and Services

The Audit Committee of our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm BKR-Yarel + Partners, as our independent registered accounting firm, our board considered whether the provision of such services is compatible with maintaining independence.

Audit Fees. The aggregate fees and expenses billed by BKR-Yarel in connection with the audit of our annual financial statements and the required filings for 2007 were $58,000 and for annual financial statements and the required filings for 2006 was $36,500.

Audit Related Fees. The Company paid BKR-Yarel a total of $106,000 for services in connection with the audit of our 2005, 2006 and 2007 financial statements. Of that amount, $94,500 was in connection with the audit of our 2006 and 2007 financial statements, and $11,500 in connection with the audit of our 2005 financial statements.

Tax Fees. None.

All Other Fees. None.

The Audit Committee is solely responsible for the pre-approval of all audit and non-audit services to be provided by the independent accountants. All of the services provided and fees charged by BKR Yarel in 2007 were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Modigene Inc.

By:	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer

Date: March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer
Abraham Havron	(Principal Executive Officer) and Director	March 26, 2008

/s/ Steve Schaeffer	Chief Financial Officer
Steve Schaeffer	(Principal Financial Officer)	March 25, 2008

/s/ Fuad Fares
Fuad Fares	Director	March 26, 2008

/s/ Phillip Frost
Phillip Frost	Director	March 26, 2008

/s/ Marian Gorecki
Marian Gorecki	Director	March 25, 2008

/s/ Jane Hsiao
Jane Hsiao	Director	March 26, 2008

/s/ Shai Novik
Shai Novik	President and Director	March 26, 2008

/s/ Steven Rubin
Steven Rubin	Director	March 26, 2008

/s/ Adam Stern
Adam Stern	Director	March 25, 2008