Form 10-Q
period 2008-03-31
Modigene Inc.
filed 2008-05-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:    000-51610

MODIGENE INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sapir Street, Weizmann Science Park
Nes-Ziona, Israel	74140
(Address of principal executive offices)	(Zip Code)

(866) 644-7811
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2008 there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

MODIGENE INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2008

PART I –FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2008	December 31, 2007
Current Assets:
Cash and cash equivalents	$12,830,017	$11,455,807
Accounts receivable and prepaid expenses	108,897	506,144
Restricted cash	93,618	61,838
Total current assets	13,032,532	12,023,789
Property and equipment, net	232,871	175,428
Long-term Assets:
Severance pay fund	58,695	33,685
Long term deposit	2,951	2,951
Total long term assets	61,646	36,636
Total assets	$13,327,049	$12,235,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$—	$1,886
Trade payables	83,981	142,462
Related party payables	25,938	19,365
Accrued expenses and other liabilities	168,173	167,218
Total current liabilities	278,092	330,931
Accrued severance pay	65,293	42,552
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value - 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	—
Common stock of $ 0.00001 par value -
300,000,000 shares of common stock authorized 35,549,028 and 35,435,266 shares issued and outstanding, as of March 31, 2008 and December 31, 2007, respectively	355	354
Additional paid-in capital	37,604,112	35,368,596
(Deficit) accumulated during the development stage	(24,620,811)	(23,506,580)
Total shareholders' equity	12,983,664	11,862,370
Total liabilities and shareholders' equity	$13,327,049	$12,235,853

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008

Revenues	$-	$-	$-

Operating expenses:

In-process research and development write-off	-	-	14,222,840
Research and development, net	740,510	228,394	3,504,856
General and administrative	608,802	234,261	7,516,361
	1,349,312	462,655	25,244,057

Operating (loss)	(1,349,312)	(462,655)	(25,244,057)

Financial income	235,659	3,072	638,997
Financial (expenses)	(578)	(26,898)	(15,751)
Net (Loss)	$(1,114,231)	$(486,481)	$(24,620,811)

(Loss) per share (basic & diluted)	$(0.03)	$(0.04)	$(1.20)

Weighted average number of shares outstanding	35,473,187	13,588,552	20,468,444

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008

Cash flows from operating activities
Net cash (used in) operating activities	$(522,404)	$(522,336)	$(4,621,070)

Cash flows from investing activities
Purchase of property and equipment	(69,720)	(4,345)	(286,524)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	-	-	(2,951)
Restricted deposit	(31,780)	(2,929)	(93,618)
Net cash (used in) investing activities	(101,500)	(7,274)	(857,930)

Cash flows from financing activities
Short term bank credit	(1,886)	17,402	(2,842)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	2,000,000		18,311,859
Net cash provided by (used in) financing activities	1,998,114	17,402	18,309,017
(Decrease) increase in cash and cash equivalents	1,374,210	(512,208)	12,830,017
Cash and cash equivalents at the beginning of the period	11,455,807	785,165	-
Cash and cash equivalents at the end of the period	$12,830,017	$272,957	$12,830,017

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expenses	$578	$2,937	$15,751

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(Unaudited)

NOTE 1:-	GENERAL

	a.	General:

Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $24,620,811 through March 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised $2 million in a private placement, see note b. below. The Company believes that its current cash sources will enable the continuance of the Company's activities for at least a year with no need of additional fundraising,

b.
On March 25, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of related parties (the "Investors"). The Purchase Agreement provides that the Company will sell to the Investors, and the Investors will purchase from the Company, 800,000 shares of non registered Series A preferred stock, $0.00001 par value per share (the “Series A Preferred Stock”), at $2.50 per share, for an aggregate purchase price of $2,000,000. The Series A Preferred Stock is convertible during the period beginning March 1, 2009 though March 25, 2012, without payment of any additional consideration, into non registered Common Stock based on a conversion ratio equal to one share of Common Stock per share of Series A Preferred Stock. In the event that the market capitalization of the Company equals or exceeds $150,000,000 during any forty-five days within a consecutive ninety day period, the conversion ratio will adjust to five shares of Common Stock per share of Series A Preferred Stock. The conversion ratio in effect will be proportionately adjusted for subdivisions, combinations, consolidations and similar corporate events. If not previously converted, the Series A Preferred Stock will automatically be converted into Common Stock, at the applicable exchange ratio, on March 25, 2012.

NOTE 1:-	GENERAL (continued)

c.
On March 25, 2008, simultaneously with the closing of the transaction under the Securities Purchase Agreement, the Company entered into a Credit Agreement with the Investors. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by our board of directors (the “Board”). The maturity date for the line of credit is March 25, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 25, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 25, 2013. Upon the maturity date, as the same may be extended, the Company is obligated to repay all outstanding borrowings, together with any accrued interest, and the line of credit will terminate.

The Company is obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event the Company determines to draw on the line of credit, or the Company elects to extend the maturity date until March 25, 2013, the Company will issue the Investors 5-year warrants to purchase 1,500,000 shares of the Company’s non-registered Common Stock, having an exercise price of $0.99 per share.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company's Report on Form 10-KSB filed March 31, 2008.

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

The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock created by the Board from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders.

	b.	Rights of preferred stock:

The Company has approved the designation of 800,000 shares of its preferred stock as the Series A Preferred Stock. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all, but not less than all, of the shares of Series A Preferred Stock then held by such holder, at any time and from time to time beginning on March 1, 2009 and ending on March 25, 2012 (the “Conversion Deadline”), without the payment of any additional consideration, into Common Stock at the applicable conversion price discussed in note 1b. If any holder of shares of Series A Preferred Stock has not exercised his, her or its right to convert the shares of Series A Preferred Stock then held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert, without the payment of any additional consideration, into Common Stock at the applicable conversion price discussed above. The holders of Series A Preferred Stock (and the holders of any other class or series of preferred stock that may have similar voting rights) will vote on an as-if-converted basis with the holders of Common Stock and any other class or series of preferred stock or Common Stock that by its terms, votes on an as-if-converted basis with the holders of Common Stock on all matters to be voted on by stockholders of the Company. Dividends will be payable only if, when and as declared by the Board, and, if declared, any such dividends will be non-cumulative. Such dividends, if any, will be paid out of, and to the extent of, any assets legally available therefore. No dividends will be declared or paid on the Common Stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on each share of Series A Preferred Stock. In the event of liquidation of the Company, the entire remaining assets and funds of the Company legally available for distribution, if any, shall be distributed pro rata among the holders of the Series A Preferred Stock, the Common Stock and any other classes entitled to participate with Common Stock in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they then have the right to acquire upon conversion of the capital stock held by them as of the date of such Liquidation.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)

	c.	Option plan:

The Company issued stock options to purchase shares of Common Stock under its 2005 Stock Incentive Plan (the “2005 Plan”) and under its 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.
The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model. The following weighted average assumptions used for the options granted during the year 2008 are as follows: (i) annual dividends of $0.00, (ii) expected volatility of 79.3%, (iii) risk-free interest rate of 2.98% , and (iv) expected average option lives of 10 years.

A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	March 31, 2008
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the period	2,437,795	$1.23
Exercised	113,762	$0.00
Issued under the 2007 Plan	1,975,000	$0.90
Lapsed	388,988	$1.10
Outstanding at the end of the period	3,910,045	$1.11

Options exercisable	1,440,045	$1.07

The options outstanding as of March 31, 2008, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ 0.879	954,899	8.06	954,899
$ 0.90	1,950,000	9.92	-
$ 0.93	25,000	9.93	-
$ 1.32	435,146	4.92	435,146
$ 2.00	425,000	9.11	-
$ 2.50	120,000	4.95	50,000
	3,910,045	3.77	1,440,045

Weighted average fair values and average exercise prices of options at date of grant are as follows:
Weighted average exercise price $ 1.07
Weighted average fair value on date of grant $0.92

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)

Stock based compensation expense for the three months ended March 31, 2008 and 2007 were $235,524 and $88,623, respectively. Stock based compensation for the period from May 31, 2005 (date of inception) through March 31, 2008 include stock based payment in the acquisition of a subsidiary, deferred compensation on restricted shares and stock based compensation on options in the amount of $5,663,940.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene Inc. (“Modigene” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Management’s Discussion and Analysis, or elsewhere, could differ materially from those stated in such forward-looking statements.

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

Historical Note

On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Company acquired the business of Modigene Delaware pursuant to the Merger and is continuing the existing business operations of Modigene Delaware as a publicly-traded company under the name Modigene Inc. In the Merger, the stockholders of Modigene Delaware received Common Stock of the Company in exchange for their shares of common stock of Modigene Delaware. Pursuant to the Merger Agreement the Company became the holding company of Modigene Delaware and ModigeneTech Ltd., an Israeli company (“ModigeneTech”).

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

Cash Equivalents: Cash equivalents include short-term liquid investments that are readily convertible to cash with original maturities of three months or less.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech's employees are entitled to one month's salary for each year of employment or portion thereof. Severance income for the three month period ending March 31, 2008 and Severance expense for the three month period ending March 31, 2007 amounted to $2,268 and $1,967, respectively.

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

Research and development grants received by ModigeneTech during the three month period ending March 31, 2008 and the three month period ending March 31, 2007 amounted to $396,260 and $62,662, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 4,721,666 and 3,078,112 for the three month period ending March 31, 2008 and three month period ending March 31, 2007, respectively.

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

Research and Development Expense

The Company expects its research and development expense to increase as it continues to develop its product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;

•	payments made to third party contract research organizations, contract manufacturers, investigative sites, and consultants;

•	manufacturing development costs;

•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in the research and development;

•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three month periods ending March 31, 2007 and March 31, 2008, the Company incurred a gross research and development expense in the aggregate of $228,394, and $740,510, respectively. The increase resulted primarily from significant development expenses associated with the development of hGH-CTP and IFN-Beta-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	completion of such preclinical and clinical trials;

•	receipt of necessary regulatory approvals;

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that ultimately participate in the trials;

•	adverse medical events or side effects in treated patients;

•	Lack of comparability with complementary technologies;

•	obtaining capital necessary to fund operations, including the research and development efforts; and

•	the results of clinical trials.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three month periods ending March 31, 2007 and March 31, 2008, the Company incurred a gross general and administrative expense in the aggregate of $234,261 and $608,803, respectively. The difference resulted primarily from additional public-company associated expenses that were added to the normal course of general and administrative (“G&A”) expenses, as well as 2007 year-end bonuses.

Financial Expense and Income

Financial expense and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit and loan; and

•
expense or income resulting from fluctuations of the New Israeli Shekel, which a portion of the Company’s assets and liabilities are denominated in, against the United States Dollar and other foreign currencies.

In the three month periods ending March 31, 2007 and March 31, 2008, the Company incurred a gross financial income/(loss) in the aggregate of ($23,826), and $235,081, respectively. The increase resulted primarily from the higher balance of cash and cash equivalents held by the Company throughout the first quarter of 2008 compared to the first quarter 2007.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three month period ending March 31, 2008 and March 31, 2007, the Company’s stock-based compensation expenses were $235,524 and $88,623, respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

 Cash Flows

In the three month periods ending March 31, 2007 and March 31, 2008, net cash used in operations was approximately $522,336, and $522,404, respectively.

In the three month periods ending March 31, 2007 and March 31, 2008, net cash used in investing activities was approximately $101,500, and $7,274, respectively. The difference resulted primarily from an increase in equipment purchases compared to the first quarter of 2007.

In the three month periods ending March 31, 2007 and March 31, 2008, net cash provided by financing activities was approximately $1,998,114, and $17,402, respectively. The difference resulted primarily from proceeds from issuance of redeemable convertible preferred shares to investors in the first quarter of 2008.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the nexttwelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the three month periods ending March 31, 2007 and March 31, 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the three month periods ending March 31, 2007 and March 31, 2008.

Arrangements

 The Company had no off-balance sheet arrangements as of March 31, 2007 or March 31, 2008.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement became as of the year beginning January 1, 2008. The adoption of SFAS 159 has had minimal impact on the Company’s financial statements and disclosures.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures.

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

Not Applicable.

ITEM 1A. Risk Factors.

Not Applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

ITEM 5. Other Information.

Not Applicable.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).
32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODIGENE INC.

May 12, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer