Form 10KSB/A
period 2007-12-31
Modigene Inc.
filed 2008-08-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-52691

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $37,143,829.30, based on the last price at which the shares were sold on August 12, 2008 of $1.45 per share.

As of August 12, 2008, the registrant had 35,549,028 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. This Form 10-KSB/A (“Amendment No. 1”) is being filed in response to comments received from the Securities and Exchange Commission regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 1 contains only the sections and exhibits to the Form 10-KSB which are being amended. This Amendment No. 1 amends and restates Item 7 of the Form 10-KSB, as filed on March 31, 2008, in its entirety, and amends and restates Item 6 of the Form 10-KSB, as filed on March 31, 2008, to the extent stated below in Item 6 of this Amendment No. 1. The sections of and exhibits to the Form 10-KSB as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  This Amendment No. 1 speaks as of the date of the original filing of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene, in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the risk factors described under Item 1 of this Annual Report.

References in this Report on Form 10-KSB/A to “Modigene,” “the Company,” “we,” “us” and “our” refer to Modigene Inc., a Nevada corporation, and its wholly-owned subsidiaries taken as a whole, unless otherwise stated or the context clearly indicates otherwise.

Disclosures set forth in this Annual Report on Form 10-KSB/A are qualified by the section captioned “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and other cautionary statements set forth elsewhere in this Annual Report.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 7 of this Annual Report on Form 10-KSB/A.

Management’s Discussion and Analysis

Results of Operation

The section “Results of Operation -- Critical Accounting Policies” under Item 6 of the Form 10-KSB as filed on March 31, 2008, is replaced in its entirety by the following section:

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

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 5,262,819, 2,641,900 and 3,095,891 for the years ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007, respectively.

Item 7. Financial Statements

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	7

Consolidated Balance Sheets	8

Consolidated Statements of Operations	9

Statements of Stockholders' Equity	10-11

Consolidated Statements of Cash Flows	12-13

Notes to Consolidated Financial Statements	14-30

- - - - - - - - - -

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

As described in Note 11 to the financial statements, the Company amended its financial statements for the year ended December 31, 2007 to reflect a correction of the accounting treatment of the reverse acquisition.

Yarel + Partners
Certified Public Accountants

Tel-Aviv, Israel
March 24, 2008, except for Note 11 as to which the date is August 12, 2008

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	December 31,
	2007	2006
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,455,807	$785,165
Accounts receivable and prepaid expenses	506,144	37,637
Restricted cash	61,838	52,071
Total Current Assets	12,023,789	874,873
Property and Equipment, net	175,428	137,600
Long-term Assets:
Severance pay fund	33,685	17,477
Long term deposit	2,951	1,740
Total Long Term Assets	36,636	19,217
Total Assets	$12,235,853	$1,301,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$1,886	$16,275
Trade payables	142,462	56,027
Related party payables	19,365	115,969
Accrued expenses and other liabilities	167,218	275,221
Total Current Liabilities	330,931	463,492
Accrued Severance Pay	42,552	19,433
Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, none issued or outstanding	-	-
Common shares of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,435,266 shares issued and outstanding , 13,588,552 on December 31, 2006	354	136
Additional paid-in capital	* 24,368,587	9,741,997
(Deficit) accumulated during the development stage	* (12,506,571)	(9,193,368)
Total Shareholders' Equity	11,862,370	548,765
Total Liabilities and Shareholders' Equity	$12,235,853	$1,031,690

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars

	Year ended December 31,				Period from May 31, 2005 (date of inception) to December 31,
	2007		2006		2007
	(Restated)				(Restated)
Revenues		$-		$-	$-

Operating expenses:
In-process research and development write-off		* -		-	*(3,222,831)
Research and development, net		(1,998,735)		(754,460)	(2,764,346)
General and administrative		(1,668,060)		(1,497,144)	(6,907,559)

Operating (loss)		*(3,666,795)		(2,251,604)	*(12,894,736)
Financial income		365,338		36,919	403,338
Financial (expenses)		(11,746)		(1,264)	(15,173)

Net (loss)	$	*(3,313,203)		$(2,215,949)	$ *(12,506,571)

(Loss) per share (basic & diluted)	$	*(0.12)	$	(0.16)	$ *(0.66)

Weighted average number of shares outstanding		27,638,626		13,588,552	19,021,049

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2007

U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	Stage	Equity
			(Restated)		(Restated)
Balance as of May 31, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	3,506,527	35	2,896,589	-	-	2,896,694
Issuance of common stock and options in conjunction with the acquisition of ModigeneTech Ltd.	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	5,704,668	57	-	-	-	57

Stock based compensation	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares to non-employees	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock based compensation expenses to employees	-	-	3,415	-	-	3,415

Stock-based compensation on options	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	13,588,552	136	9,741,997	-	(9,193,368)	548,765

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2007

U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	stage	equity
			(Restated)		(Restated)
Issuance of common stock and options in conjunction with the reverse acquisition	7,333,339	73	* (73)	-	-	* -

Issuance of common stock and options in private placement	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	*(3,313,203)	*(3,313,203)

Balance as of December 31, 2007	35,435,266	$354	*$24,368,587	$-	*$(12,506,571)	$11,862,370

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars
	Year ended December 31,		Period from May 31, 2005 (date of inception) to December 31,
	2007	2006	2007
	(Restated)		(Restated)
Cash flows from operating activities
Net (loss) *	$(3,313,203)	$(2,215,949) *	$(12,506,571)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	31,995	23,738	55,733
In-process research and development write-off *	-	-*	3,222,831
Stock based compensation	1,211,536	610,039	5,428,416
Increase in accrued severance pay, net	6,911	1,956	8,867
Increase in accounts receivable and prepaid expenses	(468,369)	(37,498)	(505,867)
Increase in trade payables	86,435	45,923	132,358
Increase (decrease) in related parties	(96,604)	51,386	19,365
Increase (decrease) in accrued expenses and other liabilities	(108,003)	124,905	46,202
Net cash (used in) operating activities	(2,649,302)	(1,395,500)	(4,098,666)

Cash flows from investing activities
Purchase of property and equipment	(69,823)	(146,982)	(216,805)
Payment for the acquisition of ModigeneTech Ltd. (a)	-	-	(474,837)
Long term deposit	(1,211)	(1,740)	(2,951)
Restricted deposit	(9,767)	(52,071)	(61,838)
Net cash (used in) investing activities	(80,801)	(200,793)	(756,431)

Cash flows from financing activities
Short term bank credit	(14,389)	13,434	(955)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	13,415,134	-	16,311,859
Net cash provided by financing activities	13,400,745	13,434	16,310,904
Increase (decrease) in cash and cash equivalents	10,670,642	(1,582,859)	11,455,807
Cash and cash equivalents at the beginning of the period	785,165	2,368,024	-
Cash and cash equivalents at the end of the period	$11,455,807	$785,165	$11,455,807

Non cash transactions:
Employee options exercised into shares	$139	$-	$139
Issuance of common stock in reverse acquisition	$73	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$11,746	$1,263	$15,173

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,		Period from May 31, 2005 (date of inception) to December 31,
	2007	2006	2007
Payment for acquisition of ModigeneTech Ltd.:

Working capital deficiency	$-	$-	$130,981
Property and equipment, net	-	-	(14,356)
Short-term loan	-	-	2,841
In-process research and development	-	-	(3,222,831)
Issuance of Common stock and options	-	-	2,628,528

Cash payment for acquisition of ModigeneTech Ltd.	$-	$-	$(474,837)

Issuance expenses	$-	$-	$(356,979)
Loan granted by the Company to ModigeneTech Ltd.	-	-	(497,575)
Cash at date of acquisition in ModigeneTech Ltd.	-	-	379,717

	$-	$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-	GENERAL

a.	General:

Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $12,506,571 through December 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised approximately $13.4 million in a private placement, as described below. According to the Company's forecasted cash flows, the funds raised enable the continuance of the Company's activities for at least the next 18 months with no need of additional fundraising.

b.	Recapitalization

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

The Merger was treated as a recapitalization of the Company for accounting purposes. The historical financial statements of Modigene Inc. before the Merger are replaced with the historical financial statements of Modigene Delaware before the Merger. The Merger is a reverse acquisition. Modigene Delaware is the acquirer for accounting purposes. No goodwill or other intangible assets were recorded.

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

Contemporaneously with the closing of the Merger and the first phase of the Offering, the Company completed a sale (the “Private Sale”) of 5,377,660 shares of its common stock, and warrants to purchase 333,333 shares of common stock, to strategic investors, for total consideration of $2,000,000. The strategic investors were entitled to additional shares on a pro rata basis if additional units were sold in connection with the Offering. Upon the completion of the Private Sale the Company issued warrants to purchase up to an aggregate of 66,666 shares of the Company's common stock to a broker/dealer who assisted in the Private Sale.

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

NOTE 1:-	GENERAL(continued)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiary. Intercompany transactions and balances, have been eliminated upon consolidation.

d.	Cash equivalents:

Cash equivalents include short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Property and equipment:

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Accounting for stock-based compensation: (Continued)

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Concentrations of credit risk:

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.	Restricted cash:

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

a.
The Subsidiary is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products which were developed in the framework of projects in which the Israeli Government participated in its expense. (see note 2g). Under the terms of the funding the Subsidiary received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2007, no royalties were accrued or paid.

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

Upon the Company's termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

NOTE6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

d.
The Company entered into an employment agreement with its President. Such agreement provides the employment as President of the Company for an initial two-year term expiring December 14, 2007, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives written notice of an election not to renew the agreement. The agreement was automatically renewed on December 14, 2007. Annual base salary is $205,000. In addition, the President will be entitled to an annual cash bonus of up to 50% of his base salary, based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Company's board of directors (the “Board”). If the executive voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled only to payment of his base salary through the date of termination, and will not be entitled to any performance bonus for that year. However, if the executive terminates the agreement as the result of a material breach by the Company, he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, the executive will be entitled to receive an amount equal to his then-current base salary over the 12-month period following termination, plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the executive is terminated for cause, he will be entitled to receive only any amounts that were due and owing to him at the time of such termination. If either (a) the executive terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the executive will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable.

e.
The Company entered into an employment agreement with its Vice President of Product Development. The Vice President of Product Development served for an initial one-year term that expired December 14, 2006, and the term was automatically extended for additional one-year term. The term will automatically extend for additional one-year terms, unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. The Vice President of Product Development current monthly base salary is $6,450. In addition, he is entitled to an annual cash bonus of up to 25% of his base salary, based on corporate and personal milestones, along with equity performance awards, each as determined by the Board.

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

1.
The Company issued stock options to purchase 2,996,804 shares of common stock, of which options to purchase 2,376,804 shares were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and options to purchase 620,000 shares were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under
	2005 Plan		2007 Plan
	Granted 2005	Granted 2006	Granted 2007
annual dividends of	$0.00	$0.00	$0.00
expected volatility of	85%	85%	85%
risk-free interest rate of	4.41%	4.63%	4.67%
expected average option lives	8.05	7.9	9.19

2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2006
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	1,504,382	$0.68
Granted	872,422	$1.07
Outstanding at the end of the year	2,376,804	$0.80

Options exercisable	367,491	$0.0006

	December 31, 2007
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	2,376,804	$0.74
Forfeited	(245,639)	$0.31
Exercised	(313,370)	$0.0006
Issued in the private placement	500,000	$2.00
Granted	120,000	$2.50
Outstanding at the end of the year	2,437,795	$1.26
Options exercisable	1,867,795	$1.01

NOTE 7:-	SHAREHOLDERS' EQUITY (continued)

c.	Option plan: (continued)

The options outstanding as of December 31, 2007, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ -	113,762	7.96	113,762
$ 0.879	1,311,548	9.86	1,311,548
$ 1.318	392,485	4.85	392,485
$ 2.00	500,000	9.36	-
$ 2.50	120,000	5.19	50,000
	2,437,795	8.63	1,867,795

Weighted average fair values and average exercise prices of options at date of grant are as follows:

	December 31,
	2007	2006

Weighted average exercise price	$1.01	$1.15
Weighted average fair value on date of grant	$1.06	$0.88

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

c.
On February 29, 2008, the Company approved option grants under the 2007 Plan whereby key employees and a director are entitled to purchase 1,975,000 shares of common stock of the company at an exercise price of between $0.90 and $0.93. According to the 2007 Plan, the options will vest in equal annual installments over three to four years and will expire ten years from the date of grant.

d.
On March 24, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of major shareholders pursuant to, the Company will sell to the shareholders 800,000 unregistered, non-redeemable shares of Series A preferred stock, $0.00001 par value per share at $2.50 per share, for an aggregate purchase price of $2,000,000. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all of the shares of Series A Preferred Stock then held by such holder, at any time beginning on March 1, 2009 and ending on March 23, 2012 (the “Conversion Deadline”), into unregistered Common Stock. If any holder of shares of Series A Preferred Stock has not exercised his right to convert the shares of Series A Preferred Stock held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert into Common Stock. The initial conversion ratio will be one share of Common Stock for one share of Series A Preferred Stock. The conversion price will change to five shares of Common Stock for one share of Series A Preferred Stock, in the event that over the 4 years period for a forty-five (45) trading days within any consecutive ninety (90) day period, the aggregate market value of all Common Stock of the Company will equal or exceed one hundred fifty million dollars ($150,000,000.00). The calculation of the market cap excludes any Equity Incentive Plans and excludes the Preferred Stock itself.

e.
On March 24, 2008, simultaneously with the closing of the transaction under the Securities Purchase Agreement, the Company entered into a Credit Agreement and a Note and Security Agreement with the same group of shareholders. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by the Board. The maturity date for the line of credit is March 23, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 23, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 23, 2013. Upon the maturity date, as the same may be extended, the Company is obligated to repay all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. The Company is obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event the Company determines to draw on the line of credit, or the Company elects to extend the maturity date until March 23, 2013, the Company will issue to the shareholders 5-year warrants to purchase 1,500,000 unregistered shares of the Company’s common stock, $0.00001 par value per share having an exercise price of $0.99 per share.

NOTE 11:-	AMENDED FINANCIAL STATEMENTS

On March 31, 2008 The Company filed its Annual Report on Form 10-KSB for the year ended December 31, 2007.  On June 13, 2008, the Company received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of the Company's response to the comment letter, an Amendment to the Form 10-KSB is being filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. As discussed in Note 1b., On May 9, 2007, Modigene Delaware, the Acquisition Subsidiary and the Company, entered into the Merger Agreement. In accordance with Statement of Financial Accounting Standard No. 141, the Company has amended the accompanying 2007 financial statements. The following financial statements line items were affected by the restatement:

	Originally reported		Amended		Differences
Balance Sheets:
Additional paid-in capital		$35,368,596		$24,368,587		$11,000,009
(Deficit) accumulated during the development stage		$(23,506,580)		$(12,506,571)		$(11,000,009)

Statements of Operations:
For the year ended December 31, 2007:
In-process research and development write-off		$(11,000,009)		$-		$(11,000,009)
Operating (loss)		$(14,666,804)	$	(3,666,795)		$(11,000,009)
Net (loss)		$(14,313,212)	$	(3,313,203)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(0.52)	$	(0.12)	$	(0.40)
For the Period from May 31, 2005 (date of inception) to December 31, 2007:
In-process research and development write-off		$(14,222,840)	$	(3,222,831)		$(11,000,009)
Operating (loss)		$(23,894,745)		$(12,894,736)		$(11,000,009)
Net (loss)		$(23,506,580)		$(12,506,571)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(1.24)	$	(0.66)	$	(0.58)

Statement of Stockholders' Equity:
Additional paid-in capital		$35,368,596		$24,368,587		$11,000,009
(Deficit) accumulated during the development stage		$(23,506,580)		$(12,506,571)		$(11,000,009)
Net (loss)		$(14,313,212)	$	(3,313,203)		$(11,000,009)

Statement of Cash Flows:
For the year ended December 31, 2007:
Net (loss)		$(14,313,212)	$	(3,313,203)		$(11,000,009)
In-process research and development write-off		$(11,000,009)		$-		$(11,000,009)
For the Period from May 31, 2005 (date of inception) to December 31, 2007:
Net (loss)		$(23,506,580)		$(12,506,571)		$(11,000,009)
In-process research and development write-off		$(14,222,840)	$	(3,222,831)		$(11,000,009)

Item 13. Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB/A:

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2006.

3.2	Amended and Restated Bylaws of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.5	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.1	Escrow Agreement, dated as of May 9, 2007, by and among Modigene Inc., Abraham Havron, Shai Novik and Gottbetter & Partners, LLP	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.2	Form of Registration Rights Agreement, dated as of May 9, 2007, by and between Modigene Inc. and the investors in the offering	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.3	Employment Agreement between Modigene Inc. and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.4	Amendment to Employment Agreement between Modigene Inc. and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.5	Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

Exhibit No.	Description	Reference

10.6	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.7	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.8	Employment Agreement between ModigeneTech and Eyal Fima	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.9	Amendment to Employment Agreement between Modigene Inc. and Eyal Fima	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.10	Consulting Agreement between Modigene Inc. and Fuad Fares	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.11	Modigene Inc. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.12	Modigene Inc. 2007 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.13	Form of Stock Option Agreement under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.14	Form of Stock Option Agreement under the 2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.15	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.16	Form of Clinical Advisory Panel Agreement	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.17	Form of Scientific Advisory Board Agreement	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.18	Agreement between Modigene Inc. and Cohen & Schaeffer P.C. and Steve Schaeffer	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2008.

10.19	Credit Agreement dated as of March 25, 2008 between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

Exhibit No.	Description	Reference

10.20	Form of Note and Security Agreement between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

21.1	Subsidiaries of Modigene Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

23.1	Consent of BKR Yarel + Partners*

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Modigene Inc.

By:	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer

Date: August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer
Abraham Havron	(Principal Executive Officer) and Director	August 13, 2008

/s/ Steve Schaeffer	Chief Financial Officer
Steve Schaeffer	(Principal Financial Officer)	August 13, 2008

/s/ Phillip Frost
Phillip Frost	Director	August 13, 2008

/s/ Marian Gorecki
Marian Gorecki	Director	August 13, 2008

/s/ Jane Hsiao
Jane Hsiao	Director	August 13, 2008

/s/ Shai Novik
Shai Novik	President and Director	August 13, 2008

/s/ Steven Rubin
Steven Rubin	Director	August 13, 2008

/s/ Adam Stern
Adam Stern	Director	August 13, 2008