Form 10-Q/A
period 2008-03-31
Modigene Inc.
filed 2008-08-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2008 there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Annual Report on Form 10-Q for the quarter ended March 31, 20087, as filed with the Securities and Exchange Commission on May 13, 2008. This Form 10-Q/A (“Amendment No. 1”) is being filed in response to comments received from the Securities and Exchange Commission regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 1 contains only the sections and exhibits to the Form 10-Q which are being amended. This Amendment No. 1 amends and restates Item 1 of the Form 10-Q, as filed on May 13, 2008, in its entirety, and amends and restates Item 2 of the Form 10-Q, as filed on May 13, 2008, to the extent stated below in Item 2 of this Amendment No. 1. The sections of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  This Amendment No. 1 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene Inc. (“Modigene” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Management’s Discussion and Analysis, or elsewhere, could differ materially from those stated in such forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$12,830,017	$11,455,807
Accounts receivable and prepaid expenses	108,897	506,144
Restricted cash	93,618	61,838
Total current assets	13,032,532	12,023,789
Property and equipment, net	232,871	175,428
Long-term Assets:
Severance pay fund	58,695	33,685
Long term deposit	2,951	2,951
Total long term assets	61,646	36,636
Total assets	$13,327,049	$12,235,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$-	$1,886
Trade payables	83,981	142,462
Related party payables	25,938	19,365
Accrued expenses and other liabilities	168,173	167,218
Total current liabilities	278,092	330,931
Accrued severance pay	65,293	42,552
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	-
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,549,028 and 35,435,266 shares issued and outstanding as of March 31, 2008 and December 31,2007, respectively	355	354
Additional paid-in capital *	26,604,103	24,368,587
(Deficit) accumulated during the development stage *	(13,620,802)	(12,506,571)
Total shareholders' equity	12,983,664	11,862,370
Total liabilities and shareholders' equity	$13,327,049	$12,235,853

* Restated, see note 4.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Restated)
Revenues	$-	$-	$-

Operating expenses:

In-process research and development write-off	-	-	* 3,222,831
Research and development, net	740,510	228,394	3,504,856
General and administrative	608,802	234,261	7,516,361
	1,349,312	462,655	* 14,244,048

Operating (loss)	(1,349,312)	(462,655)	*(14,244,048)

Financial income	235,659	3,072	638,997
Financial (expenses)	(578)	(26,898)	(15,751)
Net (loss)	$(1,114,231)	$(486,481)	$ *(13,620,802)

(Loss) per share (basic & diluted)	$(0.03)	$(0.04)	$ * (0.67)

Weighted average number of shares outstanding	35,473,187	13,588,552	20,468,444

* Restated, see note 4.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net cash (used in) operating activities	$(522,404)	$(522,336)	$(4,621,070)

Cash flows from investing activities
Purchase of property and equipment	(69,720)	(4,345)	(286,524)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	-	-	(2,951)
Restricted cash	(31,780)	(2,929)	(93,618)
Net cash (used in) investing activities	(101,500)	(7,274)	(857,930)

Cash flows from financing activities
Short term bank credit	(1,886)	17,402	(2,842)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	2,000,000		18,311,859
Net cash provided by (used in) financing activities	1,998,114	17,402	18,309,017
(Decrease) increase in cash and cash equivalents	1,374,210	(512,208)	12,830,017
Cash and cash equivalents at the beginning of the period	11,455,807	785,165	-
Cash and cash equivalents at the end of the period	$12,830,017	$272,957	$12,830,017

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$578	$2,937	$15,751

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1:-	GENERAL

a.	General:

Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $13,620,802 through March 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised $2 million in a private placement, see note b. below. The Company believes that its current cash sources will enable the continuance of the Company's activities for at least a year with no need of additional fundraising,

b.
On March 25, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of related parties (the “Investors”). The Purchase Agreement provides that the Company will sell to the Investors, and the Investors will purchase from the Company, 800,000 shares of non registered Series A preferred stock, $0.00001 par value per share (the “Series A Preferred Stock”), at $2.50 per share, for an aggregate purchase price of $2,000,000. The Series A Preferred Stock is convertible during the period beginning March 1, 2009 though March 25, 2012, without payment of any additional consideration, into non registered Common Stock, $0.00001 par value per share (the “Common Stock”) based on a conversion ratio equal to one share of Common Stock per share of Series A Preferred Stock. In the event that the market capitalization of the Company equals or exceeds $150,000,000 during any forty-five days within a consecutive ninety day period, the conversion ratio will adjust to five shares of Common Stock per share of Series A Preferred Stock. The conversion ratio in effect will be proportionately adjusted for subdivisions, combinations, consolidations and similar corporate events. If not previously converted, the Series A Preferred Stock will automatically be converted into Common Stock, at the applicable exchange ratio, on March 25, 2012.

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

NOTE 1:-	GENERAL (continued)

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP') have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company's Report on Form 10-KSB/A filed in August 2008.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc., a Delaware corporation (“Modigene Delaware”) and ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 “Earnings per share” (“SFAS 128”). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

NOTE 3:-	SHAREHOLDERS' EQUITY

a.	Rights of Common Stock:

The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock created by the company's Board of Directors (the “Board”) from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders.

b.
On February 29, 2008 Mr. Havron Abraham, the Company's Chief Executive Officer, exercised 113,762 employee stock options into 113,762 Common Stock. The options were granted in connection with the merger of Modigene Delaware with a wholly-owned subsidiary of the Company, in exchange for employee stock options to acquire 66,666 shares of Modigene Delaware common stock at $0.0001 per share. The total value of the shares issued was $102,386.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)

c.	Rights of Series A Preferred Stock:

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

d.	Option plan:

The Company issued stock options to purchase shares of Common Stock under the 2005 Stock Incentive Plan (the “2005 Plan”) and under the 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model. The following weighted average assumptions used for the options granted during the year 2008 are as follows: (i) annual dividends of $0.00, (ii) expected volatility of 79.3%, (iii) risk-free interest rate of 2.98% , and (iv) expected average option lives of 10 years.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)

d.	Option plan (continued):

A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	March 31, 2008
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	2,437,795	$1.23
Exercised	(113,762)	$0.0006
Issued under the 2007 plan	1,975,000	$0.90
Forfeited	(25,000)	$2.00
Outstanding at the end of the period	4,274,033	$1.10

Options exercisable	1,754,033	$0.88

The options outstanding as of March 31, 2008, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$0.879	1,268,887	7.97	1,268,887
$0.90	1,950,000	9.92	-
$0.93	25,000	9.93	-
$1.32	435,146	4.92	435,146
$2.00	475,000	9.11	-
$2.50	120,000	4.95	50,000
	4,274,033	8.61	1,754,033

Weighted average fair values and average exercise prices of options at date of grant are as follows:
Weighted average exercise price $ 0.88
Weighted average fair value on date of grant $0.92

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

NOTE 4:-	AMENDED FINANCIAL STATEMENTS

On May 13, 2008 The Company filed its Interim Report on Form 10-Q for the three months ended March 31, 2008.  On June 13, 2008, the Company received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of the Company's response to the comment letter, an Amendment to the Form 10-Q is filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. On May 9, 2007 the Company, entered into a Merger Agreement. In accordance with Statement of Financial Accounting Standards No. 141, the Company has amended its 2007 financial statements to record the Merger as a recapitalization. The merger was a Reverse Acquisition. The following financial statements line items were affected by the restatement:

	Originally reported	Amended	Differences
Balance Sheets:
Additional paid-in capital	$37,604,112	$26,604,103	$11,000,009
(Deficit) accumulated during the development stage	$(24,620,811)	$(13,620,802)	$(11,000,009)

Statements of Operations:
For the Period from May 31, 2005 (date of inception) to March 31, 2008:
In-process research and development write-off	$(14,222,840)	$(3,222,831)	$(11,000,009)
Operating (loss)	$(25,244,057)	$(14,244,048)	$(11,000,009)
Net (loss)	$(24,620,811)	$(13,620,802)	$(11,000,009)
(Loss) per share (basic & diluted)	$(1.20)	$(0.67)	$(0.53)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q/A.

Management’s Discussion and Analysis

Results of Operation

The section “Critical Accounting Policies” as reported in the Form 10-Q filed May 13, 2008, is replaced in its entirety by the following section:

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

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 7,217,321 and 3,078,112 for the three month period ending March 31, 2008 and three month period ending March 31, 2007, respectively.

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

MODIGENE INC.

August 13, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer