Form 10-Q
period 2008-06-30
Modigene Inc.
filed 2008-08-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2008 there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

MODIGENE INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,437,878	$11,455,807
Accounts receivable and prepaid expenses	144,725	506,144
Restricted cash	101,655	61,838
Total current assets	11,684,258	12,023,789
Property and equipment, net	305,637	175,428
Long-term Assets:
Severance pay fund	60,632	33,685
Long term deposit	2,951	2,951
Total long term assets	63,583	36,636
Total assets	$12,053,478	$12,235,853

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$-	$1,886
Trade payables	396,626	142,462
Related party payables	39,831	19,365
Accrued expenses and other liabilities	99,756	167,218
Total current liabilities	536,213	330,931
Accrued severance pay	68,034	42,552
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	-
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,549,028 and 35,435,266 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	355	354
Additional paid-in capital	26,917,343	24,368,587
(Deficit) accumulated during the development stage	(15,468,475)	(12,506,571)
Total shareholders' equity	11,449,231	11,862,370
Total liabilities and shareholders' equity	$12,053,478	$12,235,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					May 31, 2005
	For the six months ended		For the three months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)

Revenues	$-	$-	$-	$-	$-

Operating expenses:

In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	2,095,957	640,787	1,355,447	412,392	4,860,303
General and administrative	1,221,431	822,320	612,628	588,059	8,128,990
	3,317,388	1,463,107	1,968,075	1,000,451	16,212,124

Operating (loss)	(3,317,388)	(1,463,107)	(1,968,075)	(1,000,451)	(16,212,124)

Financial income	356,274	70,654	120,614	83,480	759,612
Financial (expenses)	(790)	(11,000)	(212)	-	(15,963)

(Loss) before income taxes	(2,961,904)	(1,403,453)	(1,847,673)	(916,971)	(15,468,475)

Income taxes	-	-	-	-	-
Net (loss)	$(2,961,904)	$(1,403,453)	$(1,847,673)	$ (916,971)	$(15,468,475)

(Loss) per share (basic & diluted)	$(0.08)	$(0.07)	$(0.05)	$(0.04)	$(0.71)

Weighted average number of shares outstanding	35,511,107	19,812,817	35,549,028	25,968,680	21,686,633

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Period from
				May 31, 2005
	For the six months ended			(date of inception)
	June 30,			to June 30,
	2008		2007	2008

Cash flows from operating activities
Net cash (used in) operating activities	$	(1,819,479)	$(1,219,094)	$ (5,918,146)

Cash flows from investing activities
Purchase of property and equipment		(156,746)	(14,820)	(373,550)
Payment for the acquisition of ModigeneTech Ltd.		-	-	(474,837)
Long term deposit		-	-	(2,951)
Restricted cash		(39,818)	(2,929)	(101,656)
Net cash (used in) investing activities		(196,564)	(17,749)	(952,994)

Cash flows from financing activities
Short term bank credit		(1,866)	(4,773)	(2,841)
Proceeds from loans		-	-	173,000
Principal payment of loans		-	-	(173,000)
Proceeds from issuance of shares		2,000,000	13,415,134	18,311,859
Net cash provided by financing activities		1,998,114	13,410,361	18,309,018
(Decrease) increase in cash and cash equivalents		(17,929)	12,173,518	11,437,878
Cash and cash equivalents at the beginning of the period		11,455,807	785,165	-
Cash and cash equivalents at the end of the period		$11,437,878	$12,958,683	$11,437,878
Cash paid for income taxes		$-	$-	$-
Cash paid for interest expense		$790	$10,800	$15,963

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1:-	GENERAL
	a.	General:

Modigene Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $15,468,475 through June 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised $2 million in a private placement, see note b. below. The Company believes that its current cash sources will enable the continuance of the Company's activities for at least a year with no need of additional fundraising,

b.
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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP') have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company's Report on Form 10-KSB/A filed August 13, 2008.

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

b.
On February 29, 2008 Mr. Havron Abraham, the Company's Chief Executive Officer, exercised 113,762 employee stock options into 113,762 shares of Common Stock. The options were granted in connection with the merger of Modigene Delaware with a wholly-owned subsidiary of the Company, in exchange for employee stock options to acquire 66,666 shares of Modigene Delaware common stock at $0.0001 per share. The total value of the shares issued was $102,386.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)
	c.	Rights of Preferred Stock:

The Company has approved the designation of 800,000 shares of its preferred stock as the Series A Preferred Stock. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all, but not less than all, of the shares of Series A Preferred Stock then held by such holder, at any time and from time to time beginning on March 1, 2009 and ending on March 25, 2012 (the “Conversion Deadline”), without the payment of any additional consideration, into Common Stock at the applicable conversion price discussed in note 1b. If any holder of shares of Series A Preferred Stock has not exercised his, her or its right to convert the shares of Series A Preferred Stock then held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert, without the payment of any additional consideration, into Common Stock at the applicable conversion price discussed above. The holders of Series A Preferred Stock (and the holders of any other class or series of preferred stock that may have similar voting rights) will vote on an as-if-converted basis with the holders of Common Stock and any other class or series of preferred stock or Common Stock that by its terms, votes on an as-if-converted basis with the holders of Common Stock on all matters to be voted on by stockholders of the Company. Dividends will be payable only if, when and as declared by our Board of Directors, and, if declared, any such dividends will be non-cumulative. Such dividends, if any, will be paid out of, and to the extent of, any assets legally available therefore. No dividends will be declared or paid on the Common Stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on each share of Series A Preferred Stock. In the event of liquidation of the Company, the entire remaining assets and funds of the Company legally available for distribution, if any, shall be distributed pro rata among the holders of the Series A Preferred Stock, the Common Stock and any other classes entitled to participate with Common Stock in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they then have the right to acquire upon conversion of the capital stock held by them as of the date of such liquidation.

	d.	Option plan:

The Company issued stock options to purchase shares of common stock under its 2005 Stock Incentive Plan (the “2005 Plan”) and under its 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.
The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model. The following weighted average assumptions used for the options granted during the year 2008 are as follows: (i) annual dividends of $0.00, (ii) expected volatility of 79.3%, (iii) risk-free interest rate of 2.98%, and (iv) expected average option lives of 10 years.

NOTE 3:-	SHAREHOLDERS' EQUITY (continued)
	d.	Option plan (continued):
A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	June 30, 2008
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the period	2,437,795	$1.23
Exercised	(113,762)	$0.0006
Issued under the 2007 plan	2,106,500	$0.94
Forfeited	(25,000)	$2.00
Outstanding at the end of the period	4,405,533	$1.03

Options exercisable	2,019,033	$0.76

The options outstanding as of June 30, 2008, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ 0.879	1,268,887	5.88	1,268,887
$ 0.90	1,950,000	9.67	-
$ 0.93	25,000	9.68	-
$ 1.32	435,146	4.67	435,146
$ 1.50	131,500	9.82	-
$ 2.00	475,000	8.86	208,333
$ 2.50	120,000	4.70	106,667
	4,405,533	7.58	2,019,033

Weighted average fair values and average exercise prices of options at date of grant are as follows:
Weighted average exercise price $ 0.76
Weighted average fair value on date of grant $0.91

Stock based compensation expenses for the six months period ended June 30, 2008 and 2007 were $548,757 and $542,984, respectively. Expenses for the three months period ended June 30, 2008 and 2007 were $312,595 and $454,361, respectively. Expenses for the period from May 31, 2005 (date of inception) to June 30, 2008 were $5,977,173 Stock based compensation for the period from May 31, 2005 (date of inception) through June 30, 2008 include stock based payment in the acquisition of a subsidiary, deferred compensation on restricted shares and stock based compensation on options in the amount of $3,876,960.

NOTE 4:-	RESTATED FINANCIAL STATEMENTS

On June 13, 2008, the Company received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of the Company's response to the comment letter, an Amendment to the annual Form 10-K was field to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization in the year 2007. On May 9, 2007 the Company, entered into a Merger Agreement. In accordance with Statement of Financial Accounting Standards No. 141, the Company has restated the accompanying 2007 financial statements to record the Merger as a recapitalization. The Merger was a Reverse Acquisition. The following financial statements line items were affected by the restatement:

	Originally reported		Restated		Differences
Balance Sheet at December 31, 2007:
Additional paid-in capital		$35,368,596		$24,368,587		$11,000,009
(Deficit) accumulated during the development stage		$(23,506,580)		$(12,506,571)		$(11,000,009)

Statements of Operations:
For the six months ended June 30, 2007:
In-process research and development write-off		$(11,000,009)	$	( -)		$(11,000,009)
Operating (loss)		$(12,463,116)		$(1,463,107)		$(11,000,009)
Net (loss)		$(12,403,462)		$(1,403,453)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(0.63)	$	(0.07)	$	(0.56)

For the three months ended June 30, 2007:
In-process research and development write-off		$(11,000,009)	$	( -)		$(11,000,009)
Operating (loss)		$(12,000,460)		$(1,000,451)		$(11,000,009)
Net (loss)		$(11,916,980)	$	(916,971)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(0.46)	$	(0.04)	$	(0.42)

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech's employees are entitled to one month's salary for each year of employment or portion thereof. Severance income for the six month period ending June 30, 2008 and Severance expense for the six month period ending June 30, 2007 amounted to $0 and $8,319, respectively.

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

Research and development grants received by ModigeneTech during the six month period ending June 30, 2008 and the six month period ending June 30, 2007 amounted to $102,846 and $92,964, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 7,923,881 and 4,757,214 for the three month period ending June 30, 2008 and three month period ending June 30, 2007, respectively, and 7,297,555 and 4,007,649 for the six month period ending June 30, 2008 and six month period ending June 30, 2007, respectively,

Revenue

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three and six month periods ending June 30, 2007 and June 30, 2008, the Company incurred a gross research and development expense in the aggregate of $412,392 (three months); $640,787 (six months), and $1,355,447 (three months); $2,095,957 (six months), respectively. The increase resulted primarily from significant development expenses associated with the development of hGH-CTP and IFN-Beta-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three and six month periods ending June 30, 2007 and June 30, 2008, the Company incurred a gross general and administrative expense in the aggregate of aggregate of $588,059 (three months); $822,320 (six months), and $612,628 (three months); $1,221,431 (six months), respectively. The increase resulted primarily from costs associated with public company-related expenses.

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

 In the three and six month periods ending June 30, 2007 and June 30, 2008, the Company incurred a gross financial income/(loss) in the aggregate of $83,480 (three months); $70,654 (six months), and $120,614 (three months); $356,274 (six months), respectively. The increase resulted primarily from the higher balance of cash and cash equivalents held by the Company throughout the first half of 2008 compared to the first half 2007.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three and six month period ending June 30, 2007 and June 30, 2008, the Company incurred stock-based compensation expenses in the aggregate of $454,361 (three months); $542,984 (six months), and $312,595 (three months); $548,757 (six months), respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

 Cash Flows

In the six month periods ending June 30, 2007 and June 30, 2008, net cash used in operations was approximately $1,219,094, and $1,819,479, respectively.

In the six month periods ending June 30, 2007 and June 30, 2008, net cash used in investing activities was approximately $17,749, and $196,564, respectively. The difference resulted primarily from an increase in equipment purchases and lab buildup compared to the first half of 2007.

In the six month periods ending June 30, 2007 and June 30, 2008, net cash provided by financing activities was approximately $13,410,361, and $1,998,114, respectively. The difference resulted primarily from lower proceeds from issuance of shares to investors in the first half of 2008, compared with issuances in the first half of 2007.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the three month periods ending June 30, 2007 and June 30, 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the six month periods ending June 30, 2007 and June 30, 2008.

 Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2007 or June 30, 2008.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, President and Principal Financial Officer, to allow timely decisions regarding required disclosure. During the first quarter of 2008, we began an evaluation, under the supervision and with the participation of our Chief Executive Officer, President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer, President and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness. During the second quarter of 2008, we entered into an evaluation, under the supervision and with the participation of our Chief Executive Officer, President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, under the COSO framework. As of the date of this filing, our Chief Executive Officer, President and Principal Financial Officer found all reviewed disclosure controls and procedures are substantially consistent with the COSO framework and are effective to ensure that information required to be disclosed in the reports we submit under the Exchange Act is recorded, processed, summarized and reported as and when required. We anticipate completion of the evaluation, under the supervision and with the participation of our Chief Executive Officer, President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, under the COSO framework, and formal adoption of the COSO framework, by September 15, 2008.

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

MODIGENE INC.

August 14, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer