Form 10KSB/A
period 2007-12-31
Modigene Inc.
filed 2008-10-02
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $26,897,255.96, based on the last price at which the shares were sold on September 30, 2008 of $1.05 per share.

As of September, 2008, the registrant had 35,549,028 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, and as amended by Amendment No. 1 on Form 10-KSB/A as filed with the SEC on August 13, 2008. This Amendment No. 2 on Form 10-KSB/A (“Amendment No. 2”) is being filed in response to comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware”), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 2 contains only the Items and exhibits to the Form 10-KSB which are being amended. This Amendment No. 2 amends and restates Item 6, Item 7 and Item 8(T) of the Form 10-KSB, as filed on March 31, 2008, and, with respect to Item 6 and Item 7, of the Form 10-KSB/A, as filed on August 13, 2008, in their entirety. The Items of and exhibits to the Form 10-KSB as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  References to Items not included in this Amendment No. 2 refer to such Items as included in the Form 10-KSB as originally filed, and terms used but not defined in this Amendment No. 2 shall have the meanings given to such terms in the Form 10-KSB as originally filed.

This Amendment No. 2 speaks as of the date of the original filing of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date, except to the extent expressly stated herein.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene, in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the risk factors described under Item 1 of the Form 10-KSB.

References in this Annual Report on Form 10-KSB/A to “Modigene,” “the Company,” “we,” “us” and “our” refer to Modigene Inc., a Nevada corporation, and its wholly-owned subsidiaries taken as a whole, unless otherwise stated or the context clearly indicates otherwise.

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

Amendment of Financial Statements

On March 31, 2008 The Company filed its Annual Report on Form 10-KSB for the year ended December 31, 2007.  On June 13, 2008, the Company received a comment letter from the SEC.  As part of the Company's response to the comment letter, this Amendment No. 2 is being filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. As discussed in Note 1b. to the 2007 annual financial statements in item 7 herewith, on May 9, 2007, Modigene Delaware, the Acquisition Subsidiary and the Company, entered into the Merger Agreement. In accordance with Statement of Financial Accounting Standard No. 141, the Company has amended the 2007 annual financial statements. The following financial statements line items were affected by the restatement:

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the twelve month periods ending December 31, 2007 and 2006 and for the period from May 31, 2005 (inception date) through December 31, 2007 the Company’s stock-based compensation expenses were $1,211,536, $610,039 and $5,428,416 respectively

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

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

Item 7. Financial Statements

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	14

Consolidated Balance Sheets	15

Consolidated Statements of Operations	16

Statements of Stockholders' Equity	17-18

Consolidated Statements of Cash Flows	19-20

Notes to Consolidated Financial Statements	21-37

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

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars

	Year ended December 31,			Period from May 31, 2005 (date of inception) to December 31,
	2007		2006	2007
	(Restated)			(Restated)

Revenues		$-	$-	$-

Operating expenses:
In-process research and development write-off		* -	-	*(3,222,831)
Research and development, net		(1,998,735)	(754,460)	(2,764,346)
General and administrative		(1,668,060)	(1,497,144)	(6,907,559)

Operating (loss)		*(3,666,795)	(2,251,604)	*(12,894,736)
Financial income		365,338	36,919	403,338
Financial (expenses)		(11,746)	(1,264)	(15,173)

Net (loss)	$	*(3,313,203)	$(2,215,949)	$ *(12,506,571)

(Loss) per share (basic & diluted)	$	*(0.12)	$(0.16)	$ *(0.66)

Weighted average number of shares outstanding		27,638,626	13,588,552	19,021,049

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

STATEMENT OF STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2007

U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	stage	equity
			(Restated)		(Restated)

Issuance of common stock and options in conjunction with the reverse acquisition	7,333,339	73	* (73)	-	-	* -

Issuance of common stock and options in private placement	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	*(3,313,203)	*(3,313,203)

Balance as of December 31, 2007	35,435,266	$354	*$ 24,368,587	$-	*$ (12,506,571)	$11,862,370

* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

			Period from May 31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2007	2006	2007
	(Restated)		(Restated)

Cash flows from operating activities
Net (loss) *	$(3,313,203)	$(2,215,949) *	$(12,506,571)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	31,995	23,738	55,733
In-process research and development write-off *	-	- *	3,222,831
Stock based compensation	1,211,536	610,039	5,428,416
Increase in accrued severance pay, net	6,911	1,956	8,867
Increase in accounts receivable and prepaid expenses	(468,369)	(37,498)	(505,867)
Increase in trade payables	86,435	45,923	132,358
Increase (decrease) in related parties	(96,604)	51,386	19,365
Increase (decrease) in accrued expenses and other liabilities	(108,003)	124,905	46,202
Net cash (used in) operating activities	(2,649,302)	(1,395,500)	(4,098,666)

Cash flows from investing activities
Purchase of property and equipment	(69,823)	(146,982)	(216,805)
Payment for the acquisition of ModigeneTech Ltd. (a)	-	-	(474,837)
Long term deposit	(1,211)	(1,740)	(2,951)
Restricted deposit	(9,767)	(52,071)	(61,838)
Net cash (used in) investing activities	(80,801)	(200,793)	(756,431)

Cash flows from financing activities
Short term bank credit	(14,389)	13,434	(955)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	13,415,134	-	16,311,859
Net cash provided by financing activities	13,400,745	13,434	16,310,904
Increase (decrease) in cash and cash equivalents	10,670,642	(1,582,859)	11,455,807
Cash and cash equivalents at the beginning of the period	785,165	2,368,024	-
Cash and cash equivalents at the end of the period	$11,455,807	$785,165	$11,455,807

Non cash transactions:
Employee options exercised into shares	$139	$-	$139
Issuance of common stock in reverse acquisition	$73	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$11,746	$1,263	$15,173
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
The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under
	2005 Plan		2007 Plan
	Granted 2005	Granted 2006	Granted 2007
annual dividends of	$0.00	$0.00	$0.00
expected volatility of	85%	85%	85%
risk-free interest rate of	4.41%	4.63%	4.67%
expected average option lives	8.05	7.9	9.19

2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2006
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	1,504,382	$0.68
Granted	872,422	$1.07
Outstanding at the end of the year	2,376,804	$0.80

Options exercisable	367,491	$0.0006

	December 31, 2007
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	2,376,804	$0.74
Forfeited	(245,639)	$0.31
Exercised	(313,370)	$0.0006
Issued in the private placement	500,000	$2.00
Granted	120,000	$2.50
Outstanding at the end of the year	2,437,795	$1.26
Options exercisable	1,867,795	$1.01

NOTE 7:-	SHAREHOLDERS' EQUITY (continued)
	c.	Option plan: (continued)
The options outstanding as of December 31, 2007, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$-	113,762	7.96	113,762
$0.879	1,311,548	9.86	1,311,548
$1.318	392,485	4.85	392,485
$2.00	500,000	9.36	-
$2.50	120,000	5.19	50,000
	2,437,795	8.63	1,867,795

Weighted average fair values and average exercise prices of options at date of grant are as follows:

	December 31,
	2007	2006

Weighted average exercise price	$1.01	$1.15
Weighted average fair value on date of grant	$1.06	$0.88

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

Item 8A(T). Controls and Procedures

Restatement of Financial Statements

As discussed elsewhere in this Amendment No. 2, we have amended our previously-issued consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007. See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note 11: - Amended Financial Statements contained in the notes to consolidated financial statements in Item 7 for more detailed information regarding the amendment.

In connection with this amendment, and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers. As a result of their assessment, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting, in connection with accounting for reverse mergers. The material weakness is related to an inappropriate purchase accounting treatment for the reverse merger transaction, instead of capitalization, and inappropriate accounting treatment for shares issued or exchanged in the reverse merger transaction as a form of compensation for R&D services rendered, which led to a corresponding credit in stockholders’ equity.

The Company’s management intends to take all necessary steps to address this material weakness. Management approved a resolution to enhance verification of accounting treatment for mergers and acquisitions in the future, by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with U.S. GAAP.

The Company believes that these remediation actions will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our Company files and submits under the Securities Exchange Act is recorded, processed, summarized and reported as and when required.

Subsequent to the receipt of comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers, and identified a material weakness related to an inappropriate purchase accounting treatment for the reverse merger transaction, as discussed above. As a result of the material weakness, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Based on our evaluation under the frameworks described above, our management concluded at the end of the fiscal year covered by this report that our internal control over financial reporting was effective as of December 31, 2007. In addition, we are currently in the process of implementing internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, utilizing the COSO framework.

Subsequent to the receipt of comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers, and identified a material weakness related to an inappropriate purchase accounting treatment for the reverse merger transaction, as discussed above.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

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

Date: October 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abraham Havron	Chief Executive Officer
Abraham Havron	(Principal Executive Officer) and Director	October 2, 2008
/s/ Steve Schaeffer	Chief Financial Officer
Steve Schaeffer	(Principal Financial Officer)	October 2, 2008
/s/ Marian Gorecki
Marian Gorecki	Director	September 26, 2008
/s/ Shai Novik
Shai Novik	President and Director	September 26, 2008
/s/ Steven Rubin
Steven Rubin	Director	September 26, 2008
/s/ Adam Stern
Adam Stern	Director	September 29, 2008