Form 10-Q/A
period 2008-03-31
Modigene Inc.
filed 2008-10-02
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(866) 644-7811
(Registrant’s telephone number, including area code)

_______________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2008, there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 2 on Form 10-Q/A to its Annual Report on Form 10-Q for the quarter ended March 31, 20087, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2008, and as amended by Amendment No. 1 on Form 10-Q/A as filed with the SEC on August 13, 2008. This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) is being filed in response to comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware”), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 2 contains only the Items and exhibits to the Form 10-Q which are being amended. This Amendment No. 2 amends and restates Item 1, Item 2 and Item 4 of the Form 10-Q, as filed on May 13, 2008, and, with respect to Item 1 and Item 2, of the Form 10-Q/A, as filed on August 13, 2008, in their entirety. The Items of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  Terms used but not defined in this Amendment No. 2 shall have the meanings given to such terms in the Form 10-Q as originally filed.

This Amendment No. 2 speaks as of the date of the original filing of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date, except to the extent expressly stated herein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Restated)
Current Assets:
Cash and cash equivalents	$12,830,017	$11,455,807
Accounts receivable and prepaid expenses	108,897	506,144
Restricted cash	93,618	61,838
Total current assets	13,032,532	12,023,789
Property and equipment, net	232,871	175,428
Long-term Assets:
Severance pay fund	58,695	33,685
Long term deposit	2,951	2,951
Total long term assets	61,646	36,636
Total assets	$13,327,049	$12,235,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$-	$1,886
Trade payables	83,981	142,462
Related party payables	25,938	19,365
Accrued expenses and other liabilities	168,173	167,218
Total current liabilities	278,092	330,931
Accrued severance pay	65,293	42,552
Commitments and contingent liabilities
Shareholders’ equity:
Stock capital -
Preferred stock of $ 0.00001 par value - 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	-
Common stock of $ 0.00001 par value - 300,000,000 shares of common stock authorized 35,549,028 and 35,435,266 shares issued and outstanding as of March 31, 2008 and December 31,2007, respectively	355	354
Additional paid-in capital *	26,604,103	24,368,587
(Deficit) accumulated during the development stage *	(13,620,802)	(12,506,571)
Total shareholders’ equity	12,983,664	11,862,370
Total liabilities and shareholders’ equity	$13,327,049	$12,235,853

* Restated, see note 4.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period from
May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Restated)
Revenues	$-	$-	$-

Operating expenses:

In-process research and development write-off		-		-		* 3,222,831
Research and development, net		740,510		228,394		3,504,856
General and administrative		608,802		234,261		7,516,361
		1,349,312		462,655		* 14,244,048

Operating (loss)		(1,349,312)		(462,655)		*(14,244,048)

Financial income		235,659		3,072		638,997
Financial (expenses)		(578)		(26,898)		(15,751)
Net (loss)		$(1,114,231)		$(486,481)	$	*(13,620,802)

(Loss) per share (basic & diluted)	$	(0.03)	$	(0.04)	$	* (0.67)

Weighted average number of shares outstanding		35,473,187		13,588,552		20,468,444

* Restated, see note 4.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net cash (used in) operating activities	$ (522,404)	$(522,336)	$(4,621,070)

Cash flows from investing activities
Purchase of property and equipment	(69,720)	(4,345)	(286,524)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	-	-	(2,951)
Restricted cash	(31,780)	(2,929)	(93,618)
Net cash (used in) investing activities	(101,500)	(7,274)	(857,930)

Cash flows from financing activities
Short term bank credit	(1,886)	17,402	(2,842)
Proceeds from loans	-	-	173,000
Principal payment of loans	-	-	(173,000)
Proceeds from issuance of shares	2,000,000		18,311,859
Net cash provided by (used in) financing activities	1,998,114	17,402	18,309,017
(Decrease) increase in cash and cash equivalents	1,374,210	(512,208)	12,830,017
Cash and cash equivalents at the beginning of the period	11,455,807	785,165	-
Cash and cash equivalents at the end of the period	$12,830,017	$272,957	$12,830,017

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$578	$2,937	$15,751

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1:-	GENERAL
	a.	General:

Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $13,620,802 through March 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company raised $2 million in a private placement, see note b. below. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need of additional fundraising,

b.
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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in the Company’s Report on Form 10-KSB/A filed in August 2008.

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

NOTE 3:-	SHAREHOLDERS’ EQUITY
	a.	Rights of Common Stock:

The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock created by the company’s Board of Directors (the “Board”) from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders.

b.
On February 29, 2008 Mr. Havron Abraham, the Company’s Chief Executive Officer, exercised 113,762 employee stock options into 113,762 Common Stock. The options were granted in connection with the merger of Modigene Delaware with a wholly-owned subsidiary of the Company, in exchange for employee stock options to acquire 66,666 shares of Modigene Delaware common stock at $0.0001 per share. The total value of the shares issued was $102,386.

NOTE 3:-	SHAREHOLDERS’ EQUITY (continued)

	c.	Rights of Series A Preferred Stock:

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

NOTE 3:-	SHAREHOLDERS’ EQUITY (continued)
	d.	Option plan (continued):
A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	March 31, 2008
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	2,437,795	$1.23
Exercised	(113,762)	$0.0006
Issued under the 2007 plan	1,975,000	$0.90
Forfeited	(25,000)	$2.00
Outstanding at the end of the period	4,274,033	$1.10

Options exercisable	1,754,033	$0.88

The options outstanding as of March 31, 2008, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ 0.879	1,268,887	7.97	1,268,887
$ 0.90	1,950,000	9.92	-
$ 0.93	25,000	9.93	-
$ 1.32	435,146	4.92	435,146
$ 2.00	475,000	9.11	-
$ 2.50	120,000	4.95	50,000
	4,274,033	8.61	1,754,033

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

On May 13, 2008 The Company filed its Interim Report on Form 10-Q for the three months ended March 31, 2008.  On June 13, 2008, the Company received a comment letter from the United States Securities and Exchange Commission (“SEC”).  As part of the Company’s response to the comment letter, an Amendment to the Form 10-Q is filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. On May 9, 2007 the Company, entered into a Merger Agreement. In accordance with Statement of Financial Accounting Standards No. 141, the Company has amended its 2007 financial statements to record the Merger as a recapitalization. The merger was a Reverse Acquisition. The following financial statements line items were affected by the restatement:

	Originally reported		Amended		Differences
Balance Sheets:
Additional paid-in capital		$37,604,112		$26,604,103		$11,000,009
(Deficit) accumulated during the development stage		$(24,620,811)		$(13,620,802)		$(11,000,009)

Statements of Operations:
For the Period from May 31, 2005 (date of inception) to March 31, 2008:
In-process research and development write-off		$(14,222,840)	$	(3,222,831)		$(11,000,009)
Operating (loss)		$(25,244,057)		$(14,244,048)		$(11,000,009)
Net (loss)		$(24,620,811)		$(13,620,802)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(1.20)	$	(0.67)	$	(0.53)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amended Financial Statements

On May 13, 2008, the Company filed its Interim Report on Form 10-Q for the three months ended March 31, 2008.  On June 13, 2008, the Company received a comment letter from the SEC.  As part of the Company’s response to the comment letter, this Amendment No. 2 is being filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. On May 9, 2007, the Company, entered into the Merger Agreement (see “Historical Note,” below in this Item 2). In accordance with Statement of Financial Accounting Standards No. 141, the Company has amended its 2007 financial statements to record the Merger as a recapitalization. The Merger was a Reverse Acquisition. The following financial statements line items were affected by the restatement:

	Originally reported		Amended		Differences
Balance Sheets:
Additional paid-in capital		$37,604,112		$26,604,103		$11,000,009
(Deficit) accumulated during the development stage		$(24,620,811)		$(13,620,802)		$(11,000,009)

Statements of Operations:
For the Period from May 31, 2005 (date of inception) to March 31, 2008:
In-process research and development write-off		$(14,222,840)	$	(3,222,831)		$(11,000,009)
Operating (loss)		$(25,244,057)		$(14,244,048)		$(11,000,009)
Net (loss)		$(24,620,811)		$(13,620,802)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(1.20)	$	(0.67)	$	(0.53)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Statements in United States Dollars:  The functional currency of the Company is, and of Modigene Delaware prior to the Merger has been, the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which Modigene Delaware has operated and in which the Company expects to continue to operate in the foreseeable future. The majority of ModigeneTech’s operations are currently conducted in Israel, and most of the Israeli expenses are paid in new Israeli schekels; however, most of the expenses are denominated and determined in U.S. dollars. Financing and investing activities, including loans and equity transactions, are made in U.S. dollars.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted bases. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or portion thereof. Severance income for the three month period ending March 31, 2008 and Severance expense for the three month period ending March 31, 2007 amounted to $2,268 and $1,967, respectively.

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

Funding Requirements

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff, adds infrastructure, and incurs additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of its research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

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

ITEM 4.  Controls and Procedures.

Restatement of Financial Statements

As discussed elsewhere in this Amendment No. 2, we have amended our previously-issued consolidated financial statements as of March 31, 2008 and for the year ended March 31, 2008. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note 4: - Amended Financial Statements contained in the notes to consolidated financial statements in Item 1 for more detailed information regarding the amendment.

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

 Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

MODIGENE INC.

October 2, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer