Form 10-Q
period 2008-09-30
Modigene Inc.
filed 2008-11-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

࿠TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2008 there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

MODIGENE INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$9,714,871	$11,455,807
Accounts receivable and prepaid expenses	107,063	506,144
Restricted cash	101,697	61,838
Total current assets	9,923,631	12,023,789
Property and equipment, net	317,295	175,428
Long-term Assets:
Severance pay fund	44,001	33,685
Long term deposit	2,951	2,951
Total long term assets	46,592	36,636
Total assets	$10,287,878	$12,235,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$-	$1,886
Trade payables	171,572	142,462
Related party payables	55,397	19,365
Accrued expenses and other liabilities	99,816	167,218
Total current liabilities	326,785	330,931
Accrued severance pay	84,843	42,552
Commitments and contingent liabilities
Shareholders’ equity:
Stock capital -
Preferred stock of $ 0.00001 par value - 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	-
Common stock of $ 0.00001 par value - 300,000,000 shares of common stock authorized 35,549,028 and 35,435,266 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	355	354
Additional paid-in capital	27,197,398	24,368,587
(Deficit) accumulated during the development stage	(17,321,511)	(12,506,571)
Total shareholders’ equity	9,876,250	11,862,370
Total liabilities and shareholders’ equity	$10,287,878	$12,235,853

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

							Period from
							May 31, 2005
	For the nine months ended			For the three months ended			(date of inception)
	September 30,			September 30,			to September 30,
	2008		2007	2008		2007	2008
			(Restated)			(Restated)

Revenues		$-	$-		$-	$-	$-

Operating expenses:

In-process research and development write-off		-	-		-	-	(3,222,831)
Research and development, net		(3,271,560)	(1,619,232)		(1,175,602)	(978,444)	(6,035,905)
General and administrative		(1,762,217)	(1,450,324)		(540,786)	(628,005)	(8,669,777)
		(5,033,777)	(3,069,556)		(1,716,388)	(1,606,449)	(17,928,513)

Operating (loss)		(5,033,777)	(3,069,556)		(1,716,388)	(1,606,449)	(17,928,513)

Financial income (expense)		218,837	173,486		(136,648)	113,832	607,002

(Loss) before income taxes		(4,814,940)	(2,896,070)		(1,853,036)	(1,492,617)	(17,321,511)

Income taxes		-	(12,762)		-	(12,762)	-
Net (loss)	$	(4,814,940)	$ (2,908,832)	$	(1,853,036)	$ (1,505,379)	$(17,321,511)

(Loss) per share (basic & diluted)		$(0.14)	$(0.11)		$(0.05)	$(0.04)	$(0.76)

Weighted average number of shares outstanding		35,523,748	25,571,686		35,549,028	35,314,273	22,733,711

The accompanying notes are an integral part of the unaudited consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

					Period from
					May 31, 2005
	For the nine months ended				(date of inception)
	September 30,				to September 30,
	2008		2007		2008

Cash flows from operating activities
Net cash (used in) operating activities	$	(3,514,403)	$	(2,002,250)	$ (7,613,070)

Cash flows from investing activities
Purchase of property and equipment		(184,788)		(65,651)	(401,592)
Payment for the acquisition of ModigeneTech Ltd.		-		-	(474,837)
Long term deposit		-		-	(2,951)
Restricted cash		(39,859)		(988)	(101,697)
Net cash (used in) investing activities		(224,647)		(66,639)	(981,077)

Cash flows from financing activities
Short term bank credit		(1,866)		32,227	(2,841)
Proceeds from loans		-		-	173,000
Principal payment of loans		-		-	(173,000)
Proceeds from issuance of shares		2,000,000		13,415,114	18,311,859
Net cash provided by financing activities		1,998,114		(13,447,341)	18,309,018
(Decrease) increase in cash and cash equivalents		(1,740,936)		11,378,452	9,714,871
Cash and cash equivalents at the beginning of the period		11,445,807		785,165	-
Cash and cash equivalents at the end of the period		$9,714,871		$12,163,617	$9,714,871

Cash paid for income taxes		$-		$-	$-
Cash paid for interest expense		$830		$4,969	$16,003

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

(Unaudited)

NOTE 1:-	GENERAL
	a.	General:

Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company devotes substantially all of its efforts toward conducting research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $17,321,511 through September 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. During the nine-month period ended September 30, 2008, the Company raised $2 million in a private placement, see note b. below. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need of additional financing.

b.
On March 25, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of related parties (the “Investors”), pursuant to which it sold to the Investors 800,000 shares of Series A preferred stock, $0.00001 par value per share (the “Series A Preferred Stock”), at $2.50 per share, for an aggregate purchase price of $2,000,000. The Series A Preferred Stock is convertible during the period beginning March 1, 2009 through March 25, 2012, without payment of any additional consideration, into Common Stock based on a conversion ratio equal to one share of Common Stock per share of Series A Preferred Stock. In the event that the market capitalization of the Company equals or exceeds $150,000,000 during any forty-five days within a consecutive ninety day period, the conversion ratio will adjust to five shares of Common Stock per share of Series A Preferred Stock. The conversion ratio in effect will be proportionately adjusted for subdivisions, combinations, consolidations and similar corporate events. If not previously converted, the Series A Preferred Stock will automatically be converted into Common Stock, at the applicable exchange ratio, on March 25, 2012.

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

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such United States Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2007 financial statements and the notes thereto included in Amendment No. 2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Amendment No. 2”) filed October 2, 2008.

	b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc., a Delaware corporation (“Modigene Delaware”), and ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

	c.	Loss per share:

Basic and diluted losses per share are presented in accordance with FASB-issued SFAS No. 128 “Earnings per share” (“SFAS 128”).
Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. Securities excluded from the calculation for the nine month periods ended September 30, 2008 and 2007 were 7,493,100 and 3,690,189, respectively. Securities excluded from the calculation for the three month periods ended September 30, 2008 and 2007 and for the period from May 31, 2005 (date of inception) to September 30, 2008 were 7,971,668, 4,669,805, and 3,908,376, respectively.

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

b.
On February 29, 2008, Mr. Havron Abraham, the Company’s Chief Executive Officer, exercised 113,762 employee stock options into 113,762 shares of Common Stock, $0.00001 par value per share. The options were granted in connection with the merger of Modigene Delaware with a wholly-owned subsidiary of the Company, in exchange for employee stock options to acquire 66,666 shares of Modigene Delaware common stock at $0.0001 per share. The total value of the shares issued was $102,386.

	c.	Rights of preferred stock:

The Company has approved the designation of 800,000 shares of its preferred stock as the Series A Preferred Stock. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all, but not less than all, of the shares of Series A Preferred Stock then held by such holder, at any time and from time to time beginning on March 1, 2009 and ending on March 25, 2012 (the “Conversion Deadline”), without the payment of any additional consideration, into shares of Common Stock at the applicable conversion price discussed in note 1b. If any holder of shares of Series A Preferred Stock has not exercised his, her or its right to convert the shares of Series A Preferred Stock then held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert, without the payment of any additional consideration, into shares of Common Stock at the applicable conversion price discussed above. The holders of Series A Preferred Stock (and the holders of any other class or series of preferred stock that may have similar voting rights) will vote on an as-if-converted basis with the holders of Common Stock and any other class or series of preferred stock or Common Stock that by its terms, votes on an as-if-converted basis with the holders of Common Stock on all matters to be voted on by stockholders of the Company. Dividends will be payable only if, when and as declared by our Board, and, if declared, any such dividends will be non-cumulative. Such dividends, if any, will be paid out of, and to the extent of, any assets legally available therefore. No dividends will be declared or paid on the Common Stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on each share of Series A Preferred Stock. In the event of liquidation of the Company, the entire remaining assets and funds of the Company legally available for distribution, if any, shall be distributed pro rata among the holders of the Series A Preferred Stock, the Common Stock and any other classes entitled to participate with Common Stock in proportion to the shares of Common Stock then held by them and the shares of Common Stock which they then have the right to acquire upon conversion of the capital stock held by them as of the date of such liquidation.

d.
Option plan:

The Company issued stock options to purchase shares of common stock under its 2005 Stock Incentive Plan (the “2005 Plan”) and under its 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-Based Payment”.

The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model. The following weighted average assumptions used for the options granted during the year 2008 are as follows: (i) annual dividends of $0.00, (ii) expected volatility of 79.3%-90%, (iii) risk-free interest rate of 2.04%-2.98% and (iv) expected average option lives of 9.93 years.

A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	September 30, 2008
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the period	2,435,235	$1.23
Exercised	(113,762)	$0.0006
Issued under the 2007 Plan	2,135,819	$0.96
Forfeited	(25,000)	$2.00
Outstanding at the end of the period	4,432,292	$1.04

Options exercisable	2,045,792	$1.19

The options outstanding as of September 30, 2008, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$0.879	1,266,327	5.88	1,266,327
$0.90	1,950,000	9.67	-
$0.93	25,000	9.68	-
$1.32	435,146	4.67	435,146
$1.50	131,500	9.82	-
$2.00	475,000	8.86	208,333
$2.50	149,319	4.78	135,986
	4,432,292	7.56	2,045,792

Weighted average fair values and average exercise prices of options at date of grant are as follows:
Weighted average exercise price $ 1.19
Weighted average fair value on date of grant $0.91

Stock based compensation expenses for the nine month periods ended September 30, 2008 and 2007 were $828,810 and $1,049,274, respectively. Expenses for the three month periods ended September 30, 2008 and 2007 were $277,099 and $506,290, respectively. Expenses for the period from May 31, 2005 (date of inception) to September 30, 2008 were $6,254,272. Stock based compensation for the period from May 31, 2005 (date of inception) through September 30, 2008 includes stock based payment in the acquisition of a subsidiary and deferred compensation on restricted shares in the amount of $3,876,960.

NOTE 4:-	RESTATED FINANCIAL STATEMENTS

On June 13, 2008, the Company received a comment letter from the SEC regarding principally the accounting treatment of the May 2007 merger of Modigene Delaware into a wholly-owned subsidiary of the Company, as described in Amendment No. 2. As part of the Company’s response to the comment letter, Amendment No. 2 was filed to amend the accounting treatment of the merger to a recapitalization in the year 2007. In accordance with Statement of Financial Accounting Standards No. 141, the Company has restated the 2007 financial statements to record the merger as a reverse acquisition. The following financial statements line items were effected by the restatement:

	Originally reported	Restated	Differences
Balance Sheets at December 31, 2007:
Additional paid-in capital	$35,368,596	$24,368,587	$11,000,009
(Deficit) accumulated during the development stage	$(23,506,580)	$(12,506,571)	$(11,000,009)

Statements of Operations:
For the nine months ended September 30, 2007:
In-process research and development write-off		$(11,000,009)	$	( -)		$(11,000,009)
Operating (loss)		$(14,069,565)	$	(3,069,556)		$(11,000,009)
Net (loss)		$(13,908,841)	$	(2,908,832)		$(11,000,009)
(Loss) per share (basic & diluted)	$	(0.56)	$	(0.11)	$	(0.45)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, Modigene Inc. (“Modigene” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company, may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans, strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections. Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Management’s Discussion and Analysis, or elsewhere, could differ materially from those stated in such forward-looking statements.

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

Research and Development Costs and Participation: Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. Participation from government for development of approved projects is recognized as a reduction of expenses as the related costs are incurred.

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or portion thereof. Severance expense for the nine month periods ending September 30, 2008 and 2007 amounted to $31,975 and $1,995, respectively.

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

Concentrations of Credit Risk: Financial instruments that potentially subject the Company, Modigene Delaware and ModigeneTech to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits with balances greater than $250,000 in the United States and Israel are not insured. All cash balances in the United States are held in money market funds, and management believes that the Israeli financial institutions that hold the Company’s investments are financially sound. Accordingly, management believes that minimal credit risk exists with respect to these investments.

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

Research and development grants received by ModigeneTech during the nine month periods ending September 30, 2008 and 2007 amounted to $102,846 and $92,964, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earnings per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 7,971,668 and 4,669,805 for the three month periods ending September 30, 2008 and 2007, respectively, and 7,493,100, 3,690,189 and 3,908,376 for the nine month periods ending September 30, 2008 and 2007 and the period from May 31, 2005 (date of inception) to September 30, 2008, respectively.

Revenue

The Company has not generated any revenue from operations since its inception. To date, the Company has funded its operations primarily through grants from the Israeli Office of the Chief Scientist (the “OCS”), and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, the Company could generate revenue from sales of its products.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three and nine month periods ending September 30, 2007 and September 30, 2008, the Company incurred net research and development expense in the aggregate of $978,444 (three months); $1,619,232 (nine months), and $1,175,602 (three months); $3,271,560 (nine months), respectively. The increase resulted primarily from significant development expenses associated with the development of hGH-CTP and IFN-Beta-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three and nine month periods ending September 30, 2007 and September 30, 2008, the Company incurred a gross general and administrative expense in the aggregate of aggregate of $628,005 (three months); $1,450,324 (nine months), and $540,786 (three months); $1,762,217 (nine months), respectively. The increase for the nine-month periods resulted primarily from costs associated with public company-related expenses.

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

 In the three and nine month periods ending September 30, 2007 and September 30, 2008, the Company incurred net financial income/(expense) in the aggregate of $113,832 (three months); $173,486 (nine months), and $(136,648) (three months); $218,837 (nine months), respectively. The increase for the nine-month periods resulted primarily from the higher balance of cash and cash equivalents held by the Company throughout the first nine months of 2008 compared to the first nine months of 2007, as well as currency fluctuations on deposits in Euro and Israeli Shekels. The decrease for the three-month periods resulted primarily from currency fluctuations on deposits in Euro and Israeli Shekels.

Stock-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plan, based on estimated fair values. SFAS 123R superseded the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

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

The Company recognized compensation expense for the value of these awards, based on the straight line method over the requisite service period of each award.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three and nine month period ending September 30, 2007 and September 30, 2008, the Company incurred stock-based compensation expenses in the aggregate of $506,290 (three months); $1,049,274 (nine months), and $277,099 (three months); $828,810 (nine months), respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

 Cash Flows

In the nine month periods ending September 30, 2007 and September 30, 2008, net cash used in operations was approximately $2,002,250, and $3,514,403, respectively. The increase resulted primarily from significant development expenses associated with the development of hGH-CTP and IFN-Beta-CTP.

In the nine month periods ending September 30, 2007 and September 30, 2008, net cash used in investing activities was approximately $66,639, and $224,647, respectively. The difference resulted primarily from an increase in equipment purchases and lab buildup.

In the nine month periods ending September 30, 2007 and September 30, 2008, net cash provided by financing activities was approximately $13,447,341, and $1,998,114, respectively. The difference resulted primarily from lower proceeds from issuance of shares to investors.

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

On March 25, 2008, we entered into a line of credit with The Frost Group, LLC (“TFG”), a Florida limited liability company whose members include Frost Gamma Investments Trust (the “Frost Trust”), Jane Hsiao, M.B.A., Ph.D., and Steven D. Rubin. Dr.Phillip Frost, the Chairman of our board of directors, is the sole trustee of the Frost Trust. Frost Gamma, L.P. is the sole and exclusive beneficiary of the Frost Trust, and Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr.Frost is the sole stockholder of Frost-Nevada Corporation. Dr. Hsiao and Mr. Rubin are also directors of Modigene.

Under this line of credit, we may, at our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit is March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date will be extended until March 25, 2013. Upon the maturity date, we will be obligated to repay to TFG all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We will be obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. If we determine to draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we will issue to TFG 5-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the nine month periods ending September 30, 2007 and September 30, 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the nine month periods ending September 30, 2007 and September 30, 2008.

 Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2007 or September 30, 2008.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement became applicable to the Company as of the year beginning January 1, 2008. The adoption of SFAS 159 has had minimal impact on the Company’s financial statements and disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  This statement replaces FASB’s Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is an amendment of Accounting Research Bulletin No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Pursuant to this evaluation, and in light of the correction of the material weakness in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2008.

Changes in Internal Control over Financial Reporting

Subsequent to the receipt of comments from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, we restated our previously-issued consolidated financial statements as of and for the periods ended December 31, 2007 and March 31, 2008. See Note 4: - Restated Financial Statements contained in the notes to consolidated financial statements in Item 1 for more detailed information regarding the restatement.

As of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. This evaluation utilized the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , which was implemented by the Company throughout the year and formally adopted by the Company on September 25, 2008, and was conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. In connection with the restatement described above, during the third quarter of 2008, our Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers, under the COSO framework. This special evaluation was also conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting related to accounting for reverse mergers. The material weakness involved the inappropriate purchase accounting treatment for the reverse merger transaction, instead of capitalization, and inappropriate accounting treatment for shares issued or exchanged in the reverse merger transaction as a form of compensation for research and development services rendered, which led to a corresponding credit in stockholders’ equity. To remediate this material weakness, management approved a resolution to enhance verification of accounting treatment for future mergers and acquisitions by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with accounting principles generally accepted in the United States of America. The Company believes that this action has remediated the material weakness described above.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Not Applicable.

ITEM 1A. Risk Factors.

 In addition to the other information set forth in this report, you should carefully consider the factors described below and in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than as set forth below, there have been no material changes to the risks described in our Annual Report.

Recent disruptions in the financial markets and economic conditions could affect our ability to raise capital and could disrupt or delay the performance of our third-party contractors and suppliers.

In recent months, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants. As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

ITEM 5. Other Information.

Not Applicable.

ITEM 6. Exhibits.

10.1	Amendment to Consulting Agreement between the Company and Avri Havron (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2008).
10.2	Amendment to Employment Agreement between the Company and Shai Novik (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 18, 2008).
10.3	Amendment to Consulting Agreement between the ModigeneTech Ltd. and Fuad Fares (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 18, 2008).
10.4	Amendment to Employment Agreement between the ModigeneTech Ltd. and Eyal Fima (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 18, 2008).
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).
32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODIGENE INC.

November 14, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer