Form 10KSB/A
period 2007-12-31
Modigene Inc.
filed 2008-11-18
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $20,493,147.40, based on the last price at which the shares were sold on November 14, 2008 of $0.80 per share.

As of November 14, 2008, the registrant had 35,549,028 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 3 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, and as amended by Amendment No. 1 on Form 10-KSB/A as filed with the SEC on August 13, 2008 and by Amendment No. 2 on Form 10-KSB/A as filed with the SEC on October 2, 2008. This Amendment No. 3 on Form 10-KSB/A (“Amendment No. 3”) is being filed in response to comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware”), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 3 contains only the Items and exhibits to the Form 10-KSB which are being amended. This Amendment No. 3 amends and restates Item 6, Item 7 and Item 8(T) of the Form 10-KSB in their entirety. The Items of and exhibits to the Form 10-KSB as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  References to Items not included in this Amendment No. 3 refer to such Items as included in the Form 10-KSB as originally filed, and terms used but not defined in this Amendment No. 3 shall have the meanings given to such terms in the Form 10-KSB as originally filed.

This Amendment No. 3 speaks as of the date of the original filing of the Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date, except to the extent expressly stated herein.

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

Amendment of Financial Statements

On March 31, 2008 The Company filed its Annual Report on Form 10-KSB for the year ended December 31, 2007.  On June 13, 2008, the Company received a comment letter from the SEC.  As part of the Company's response to the comment letter, this Amendment No. 3 is being filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. As discussed in Note 1b. to the 2007 annual financial statements in item 7 herewith, on May 9, 2007, Modigene Delaware, the Acquisition Subsidiary and the Company, entered into the Merger Agreement. In accordance with Statement of Financial Accounting Standard No. 141, the Company has amended the 2007 annual financial statements. The following financial statements line items were affected by the restatement:

	Originally reported	Amended	Differences
Balance Sheets:
Additional paid-in capital	$35,368,596	$24,368,587	$11,000,009
(Deficit) accumulated during the development stage	$(23,506,580)	$(12,506,571)	$(11,000,009)

Statements of Operations:
For the year ended December 31, 2007:
In-process research and development write-off	$(11,000,009)	$-	$(11,000,009)
Operating (loss)	$(14,666,804)	$(3,666,795)	$(11,000,009)
Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)
(Loss) per share (basic & diluted)	$(0.52)	$(0.12)	$(0.40)
For the Period from May 31, 2005 (date of inception)to December 31, 2007:
In-process research and development write-off	$(14,222,840)	$(3,222,831)	$(11,000,009)
Operating (loss)	$(23,894,745)	$(12,894,736)	$(11,000,009)
Net (loss)	$(23,506,580)	$(12,506,571)	$(11,000,009)
(Loss) per share (basic & diluted)	$(1.24)	$(0.66)	$(0.58)

Statement of Stockholders' Equity:
Additional paid-in capital	$35,368,596	$24,368,587	$11,000,009
(Deficit) accumulated during the development stage	$(23,506,580)	$(12,506,571)	$(11,000,009)
Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)

Statement of Cash Flows:
For the year ended December 31, 2007:
Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)
In-process research and development write-off	$(11,000,009)	$-	$(11,000,009)
For the Period from May 31, 2005 (date of inception)to December 31, 2007:
Net (loss)	$(23,506,580)	$(12,506,571)	$(11,000,009)
In-process research and development write-off	$(14,222,840)	$(3,222,831)	$(11,000,009)

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

Yarel + Partners
Certified Public Accountants

Tel-Aviv, Israel
March 24, 2008, except for Note 11 as to which the date is August 12, 2008

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	December 31,
	2007	2006
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,455,807	$785,165
Accounts receivable and prepaid expenses	506,144	37,637
Restricted cash	61,838	52,071
Total Current Assets	12,023,789	874,873
Property and Equipment, net	175,428	137,600
Long-term Assets:
Severance pay fund	33,685	17,477
Long term deposit	2,951	1,740
Total Long Term Assets	36,636	19,217
Total Assets	$12,235,853	$1,301,690

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term bank credit	$1,886	$16,275
Trade payables	142,462	56,027
Related party payables	19,365	115,969
Accrued expenses and other liabilities	167,218	275,221
Total Current Liabilities	330,931	463,492
Accrued Severance Pay	42,552	19,433
Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, none issued or outstanding	-	-
Common shares of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,435,266 shares issued and outstanding , 13,588,552 on December 31, 2006	354	136
Additional paid-in capital	* 24,368,587	9,741,997
(Deficit) accumulated during the development stage	*(12,506,571)	(9,193,368)
Total Shareholders' Equity	11,862,370	548,765
Total Liabilities and Shareholders' Equity	$12,235,853	$1,031,690
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

STATEMENT OF STOCKHOLDERS' EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2007

U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders'
	Shares	Amount	capital	compensation	stage	equity
			(Restated)		(Restated)
Issuance of common stock and options in conjunction with the reverse acquisition	7,333,339	73	* (73)	-	-	* -

Issuance of common stock and options in private placement	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	*(3,313,203)	*(3,313,203)

Balance as of December 31, 2007	35,435,266	$354	$ *24,368,587	$-	$ *(12,506,571)	$11,862,370

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

NOTE 1:-	GENERAL (continued)

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

As for the Company's Government grants and participation - see note 6a.

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

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Subsequent to that evaluation, and subsequent to the receipt of comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, the Company restated our previously-issued consolidated financial statements as of and for the year ended December 31, 2007. See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note 11: - Amended Financial Statements contained in the notes to consolidated financial statements in Item 7 for more detailed information regarding the restatement. In connection with this restatement, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s disclosure controls and procedures in connection with accounting for reverse mergers. In light of the material weakness in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the rules of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. This evaluation utilized a management review that was designed to identify the risks and control objectives related to the evaluation of our control environment, and was conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Subsequently, the Company undertook the process of evaluating the effectiveness of the Company’s internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, utilizing the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Subsequent to such evaluation, and in response to the comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, and in connection with our restatement of our previously-issued consolidated financial statements as of and for the periods ended December 31, 2007 and March 31, 2008, during the third quarter of 2008, our Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers, under the COSO framework, which was formally adopted by the Company on September 25, 2008. Management’s special evaluation of the effectiveness of internal control over financial reporting was also conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Pursuant to this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting related to accounting for reverse mergers. The material weakness involved the inappropriate purchase accounting treatment for the reverse merger transaction, instead of capitalization, and inappropriate accounting treatment for shares issued or exchanged in the reverse merger transaction as a form of compensation for research and development services rendered, which led to a corresponding credit in stockholders’ equity. As a result of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that occurred during the last fiscal quarter of the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer
Abraham Havron	(Principal Executive Officer) and Director	November 18, 2008

/s/ Steve Schaeffer	Chief Financial Officer
Steve Schaeffer	(Principal Financial Officer)	November 18, 2008

/s/ Marian Gorecki
Marian Gorecki	Director	November 18, 2008

/s/ Shai Novik
Shai Novik	President and Director	November 18, 2008

/s/ Steven Rubin
Steven Rubin	Director	November 18, 2008

/s/ Adam Stern
Adam Stern	Director	November 18, 2008