Form 10-Q/A
period 2008-03-31
Modigene Inc.
filed 2008-11-18
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2008, there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

EXPLANATORY NOTE

Modigene Inc. (“Modigene” or the “Company”) is filing this Amendment No. 3 on Form 10-Q/A to its Annual Report on Form 10-Q for the quarter ended March 31, 20087, as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2008, and as amended by Amendment No. 1 on Form 10-Q/A as filed with the SEC on August 13, 2008 and Amendment No. 2 on Form 10-Q/A as filed with the SEC on October 2, 2008. This Amendment No. 3 on Form 10-Q/A (“Amendment No. 3”) is being filed in response to comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Inc., a Delaware corporation (“Modigene Delaware”), in particular amendment of the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization. This Amendment No. 3 contains only the Items and exhibits to the Form 10-Q which are being amended. This Amendment No. 3 amends and restates Item 1, Item 2 and Item 4 of the Form 10-Q in their entirety. The Items of and exhibits to the Form 10-Q as originally filed which are not included herein are unchanged and continue in full force and effect as originally filed.  Terms used but not defined in this Amendment No. 3 shall have the meanings given to such terms in the Form 10-Q as originally filed.

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

As of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Subsequent to such evaluation, and subsequent to the receipt of comments received from the SEC regarding the accounting treatment for the Company’s reverse acquisition of Modigene Delaware, the Company restated our previously-issued consolidated financial statements as of and for the quarter ended March 31, 2008. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Note 4: - Amended Financial Statements contained in the notes to consolidated financial statements in Item 1 for more detailed information regarding the restatement. In connection with this restatement, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s disclosure controls and procedures in connection with accounting for reverse mergers. In light of the material weakness in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. This evaluation utilized a management review that was designed to identify the risks and control objectives related to the evaluation of our control environment, and was conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Subsequently, the Company undertook the process of evaluating the effectiveness of the Company’s internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, utilizing the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with the restatement described above, during the third quarter of 2008, our Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control over financial reporting, in connection with accounting for reverse mergers, under the COSO framework, which was implemented by the Company throughout the year and formally adopted by the Company on September 25, 2008. This special evaluation was also conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer identified a material weakness in the Company’s internal control over financial reporting related to accounting for reverse mergers. The material weakness involved the inappropriate purchase accounting treatment for the reverse merger transaction, instead of capitalization, and inappropriate accounting treatment for shares issued or exchanged in the reverse merger transaction as a form of compensation for research and development services rendered, which led to a corresponding credit in stockholders’ equity. To remediate this material weakness, management approved a resolution to enhance verification of accounting treatment for future mergers and acquisitions by retaining expert consultants to review its accounting treatments, and to carefully validate that such treatments are in full alignment with accounting principles generally accepted in the United States of America. The Company believes that this action has remediated the material weakness described above.

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

MODIGENE INC.

November 18, 2008	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer