Form 10-K
period 2008-12-31
Modigene Inc.
filed 2009-03-16
CIK 1268659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-52691

 MODIGENE INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-0854033

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Sapir Street, Weizmann Science Park
Nes-Ziona, Israel 74140

 (Address of principal executive offices) (zip code)

Registrant’s Telephone Number, Including Area Code: (866) 644-7811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange On Which Registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).
                                                                                                                                Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,286,297.78, based on the last price at which the shares were sold on June 30, 2008 of $0.87 per share.

As of March 10, 2009, the registrant had 35,549,028 shares of Common Stock, par value $0.00001 per share, issued and outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ii

INDEX AND CROSS REFERENCE SHEET

iii

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like).  In the normal course of business, Modigene Inc. (“Modigene” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company may, from time to time, issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Modigene bases the forward-looking statements on its current expectations, estimates and projections.  Modigene cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Modigene cannot predict. In addition, Modigene has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the risk factors described under Item 1A of this Annual Report.

References in this Report on Form 10-K to “Modigene,” “the Company,” “we,” “us” and “our” refer to Modigene Inc., a Nevada corporation, and its wholly-owned subsidiaries taken as a whole, unless otherwise stated or the context clearly indicates otherwise.

Disclosures set forth in this Annual Report on Form 10-K are qualified by the section captioned “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and other cautionary statements set forth elsewhere in this Annual Report.

PART I

Item 1. Business

History

We were originally formed under the name LDG, Inc. in August 2003 as the parent company of Liaison Design Group, LLC.  On May 11, 2000, Sandra Conklin and Sambrick Communication formed Liaison Design Group, LLC as a North Carolina limited liability company to join their respective graphics design and marketing/advertising businesses.  On March 10, 2003, Seamus Duerr was admitted as a member of Liaison Design Group.  On September 26, 2003, the membership interests of Liaison Design Group were transferred to us in exchange for shares of our common stock.

On May 9, 2007, we entered into an Agreement and Plan of Merger and Reorganization with Modigene Acquisition Corp., our wholly-owned subsidiary, and Modigene Inc., a Delaware corporation, which we refer to in this Form 10-K as Modigene Delaware.  Modigene Delaware is the parent company of ModigeneTech Ltd., an Israeli corporation.  On May 9, 2007, pursuant to the merger agreement, Modigene Acquisition Corp. merged with and into Modigene Delaware, with Modigene Delaware remaining as the surviving corporation.  As a result of the merger, Modigene Delaware and ModigeneTech became our wholly-owned subsidiaries and we acquired their existing business operations and changed our name to Modigene Inc.  At the closing of the merger, the former stockholders of Modigene Delaware received shares of our common stock in exchange for their shares of Modigene Delaware.  As a result, at the closing of the merger we issued an aggregate of 13,588,552 shares of our common stock to the former stockholders of Modigene Delaware.  In addition, we assumed the obligations under outstanding options and warrants previously issued by Modigene Delaware.

Prior to the closing of the merger with Modigene Delaware, we transferred all of our former operating assets and liabilities to our wholly-owned subsidiary Liaison Design Group, and simultaneously with the closing of the merger we sold all of the outstanding membership interests of Liaison Design Group to Sandra Conklin, Seamus Deurr and Sambrick Communications, Inc.  In connection with the sale of membership interests, 34,920,633 shares of our common stock that were held by the purchasers prior to the merger were surrendered and cancelled without further consideration.  As a result, our stockholders immediately prior to the merger held 7,333,339 shares of our common stock, which were retained in the merger.

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

As a result of these transactions, the former stockholders of Modigene Delaware acquired approximately 38.7% of our then-outstanding shares of common stock, new investors were issued approximately 40.4% of our then-outstanding common stock, and our former stockholders retained approximately 20.9% of our then-outstanding common stock.  The business of Modigene Delaware and ModigeneTech became our business on a going-forward basis.  Accordingly, the description of our business included in this Form 10-K is a discussion of the business of Modigene Delaware and ModigeneTech to the extent that it relates to periods prior to our acquisition of them on May 9, 2007.

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

The first novel protein containing CTP technology has been recently submitted for approval to the European Medicines Agency (EMEA) after successful completion of a Phase III clinical study conducted by the Dutch multinational biotechnology company Organon International Inc., now part of Schering-Plough Corp., which licensed the technology directly from Washington University (prior to the formation of Modigene Delaware) only for application to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG),  Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).

Worldwide sales of therapeutic proteins were approximately $87 billion in 2008 and are expected to steadily increase in the coming years.1  Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, which together address an established market in excess of $15 billion:

•	Human Growth Hormone (hGH)

•	Interferon β

•	Glucagon-Like Peptide-1 (GLP-1)

•	Erythropoietin (EPO)

1           Ernst & Young, Beyond Borders Global Biotech Report (2008).

Worldwide sales of hGH are estimated at $2.7 billion, those of EPO are estimated at $11.8 billion, those of interferon β are estimated at $5.0 billion, and GLP-1 analogues have recently reached the market, and are expected to grow significantly.2 We believe that the CTP technology will be broadly applicable to these as well as many other of the best-selling therapeutic proteins in the market and will be attractive to potential partners because it will allow them to extend proprietary rights for therapeutic proteins with near-term patent expirations.

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

In July 2008, Schering-Plough announced successful top-line data from its Phase III ENGAGE trial demonstrating that women receiving a single injection of FSH-CTP achieved the same pregnancy rates as women receiving seven consecutive daily injections of FSH, a primary endpoint of the study.  This 1,509 patient trial was the largest double-blind fertility trial ever conducted. In December 2008, Schering-Plough announced that the European Medicines Agency (EMEA) has accepted for review its Marketing Authorization Application for FSH-CTP.3  We believe that Organon’s success to date, in conjunction with our own research and development efforts, indicates that the addition of CTP to existing therapeutic proteins is commercially valuable.  We are now the exclusive licensee for the utilization of CTP technology in all therapeutic proteins, peptides and their modified forms except for human FSH, LH, TSH and hCG.

[2]	Maggon K., Billion dollar biologic medicines of 2007.
[3]	Ernst & Young, Beyond Borders Global Biotech Report (2008).

Stimulation of egg follicle growth in women preparing for IVF. Standard treatment of daily injection of rFSH (rightmost bar in each day’s group) is compared to a single injection of FSH-CTP in one of three dose levels.  At the days shown, large (growing) follicles were detected by ultrasound.  There were at least as many large follicles stimulated by each of the FSH-CTP doses as with the control group.[4]

Opportunity Background

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

The U.S. Food and Drug Administration (FDA) has approved 75 therapeutic proteins, also known as biopharmaceuticals, and there are more than 500 additional proteins under development.  Worldwide sales of therapeutic proteins were reported to be approximately $87 billion in 2008.5  To date, much of the growth has been in sales of erythopoietins (used to treat anemia) and insulins (used to treat diabetes).  Many of the proteins currently on the market will lose the protection of certain patent claims over the next 15 years.  In addition, many marketed proteins are facing increased competition from next-generation versions or from other therapeutic proteins approved for the same disease indications.

Because proteins are broken down in the gastrointestinal system, marketed therapeutic proteins must be administered by injection.  Once in the bloodstream, therapeutic proteins are broken down by enzymes and cellular activity, as well as filtered out of the blood by the kidneys.  Therefore, injections must be given frequently to achieve effective therapeutic levels.  A large market opportunity exists for new versions of proven therapeutic proteins that remain active longer, thereby reducing the number of required injections and optimizing therapeutic results and patient acceptability.  However, existing approaches to creating modified therapeutic proteins are generally based on the addition of synthetic, non-protein elements that result in problems such as loss of desired biological activity, toxicity of the modified protein and increased manufacturing complexity and cost.  Despite these challenges, several longer-lasting modified therapeutic proteins currently on the market have been demonstrated to be successful.  Each of these improved therapeutics was custom-designed with great effort.

[4]	P. Devroey et al., The Journal of Clinical Endocrinology and Metabolism 89: 2062-70 (2004).
[5]	Ernst & Young, Beyond Borders Global Biotech Report (2008).

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

Although the existing modification technologies have been tried on almost all therapeutic proteins, only three modified proteins have been commercially successful: two developed by Amgen Inc., and one independently developed by Schering-Plough Corporation and Roche Pharmaceuticals.  Each of these marketed longer-lasting therapeutic proteins has captured multi-billion dollar annual sales and is a leader in its respective market based upon annual sales:

•
Utilizing PEGylation, Schering-Plough and Roche independently developed PEG-INTRON and PEGASYS, therapeutic proteins with a longer life span than that of regular Alpha interferon (used for treating Hepatitis B and C), and which generated sales in 2007 of $2.55 billion.

•	Utilizing PEGylation, Amgen developed Neulasta, an anti-neutropenia therapeutic protein with a longer life span than that of regular G-CSF, and which generated sales in 2007 of $2.7 billion.[6]

•	Utilizing additional glycosylation, Amgen developed Aranesp, an anti-anemia therapeutic protein with a longer life span than that of regular EPO, and which generated sales in 2007 of $4.2 billion.

These products, collectively having revenues of more than $9 billion a year, clearly indicate the potential value of developing improved therapeutic proteins.

[6]	Maggon K., Billion dollar biologic medicines of 2007.

Our Solution

Through our license agreement with Washington University, we have secured exclusive, worldwide rights to use the CTP technology with respect to all natural and non-natural therapeutic proteins and peptides (other than LH, TSH, FSH and hCG), including hGH, EPO, interferon β and GLP-1.  Our solution to creating proprietary, enhanced longevity protein therapeutics is CTP, a short, naturally-occurring amino acid sequence that has the effect of slowing the removal and/or breakdown of the therapeutic protein to which it is attached.  Using standard recombinant DNA techniques, the CTP cassette can be readily attached in one or more copies to a wide array of existing therapeutic proteins.  When these proteins are produced in mammalian cells, the CTP portion undergoes a natural process in which special carbohydrate chains are attached (O-linked glycosylation).  This additional CTP piece, along with its carbohydrate chains, stabilizes the therapeutic protein in the bloodstream and greatly extends its life span, without additional toxicity or loss of its desired biological activity.  This is quite distinct from other methods used to extend protein life span, which require the addition to the therapeutic drug of large proteins or of synthetic, non-protein elements that may result in problems such as loss of desired biological activity or toxicity of the modified protein, as well as increased manufacturing complexity and cost.  Moreover, CTP-modified proteins can be manufactured using established and widely used mammalian protein expression systems (cell lines).  Therefore, the technology risks are minimized, while the benefits of the CTP technology can be substantial.

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

Research & Development: Our Development Programs

We are currently pursuing the development and commercialization of four products – Human Growth Hormone, Interferon β, Glucagon-Like Peptide-1 and Erythropoietin – which collectively address an established market in excess of $15 billion.  The aggregate cost of our research and development programs during the 2008 fiscal year was $5,527,102 and during the 2007 fiscal year was $2,667,733.

Human Growth Hormone (hGH)

Market Opportunity

Growth hormone deficiency (GHD) is a pituitary disorder resulting in short stature in children and other physical ailments in both children and adults.  GHD occurs when the production of growth hormone, secreted by the pituitary gland, is disrupted.  Since growth hormone plays a critical role in stimulating body growth and development, and is involved in the production of muscle protein and in the breakdown of fats, a decrease in the hormone affects numerous body processes.

Recombinant hGH is used for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone.  The primary indications it treats in children are growth hormone deficiency, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome.  In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss.  The annual market for hGH was $2.7 billion in 2007, with six companies then marketing versions of the therapeutic protein.

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

Current Products

Prior to the advent of recombinant versions, growth hormone was purified from human cadavers.  For the past 20 years, recombinantly produced protein has been supplied to the market by an increasing number of companies.  Current products on the U.S. market are Nutropin (Genentech), Genotropin (Pfizer), Humatrope (Eli Lilly), Norditropin (Novo Nordisk), Serostim (Merck-Serono) and Omnitrope (Novartis).

Modigene’s hGH-CTP Program

Patients using hGH receive daily injections six or seven times a week.  This is particularly burdensome for pediatric patients.  We believe a significant market opportunity exists for a longer-lasting version of hGH that would require fewer injections.

We have successfully cloned and expressed several variants of hGH-CTP.  The in-vivo biological activity of the hGH-CTP variants has been tested using the standard hGH animal model, named the “Weight Gain Assay.”  In that animal model we conducted a comparative study of the effect of daily injection of commercial hGH, versus single weekly injection of hGH-CTP, on the growth of hypophysectomized rats – rats that had their pituitary gland removed by surgery.  The rats cannot continue to grow and add weight without their pituitary gland, unless they get supplemental hGH via injection.  During a period of 11 days, we injected one group of rats with 11 consecutive daily injections of commercial hGH, while other groups have been injected once every six days with our long-lasting hGH-CTP.  As shown below, the results demonstrate that a single injection per week of our hGH-CTP is highly effective in inducing growth, and as effective as six daily injections of commercial hGH.  We intend to initiate the first human clinical trial of CTP-modified hGH during 2009.  Given the enormous clinical experience with growth hormone over many decades, accepted surrogate markers of its activity in the body and clear clinical trial endpoints, we expect our clinical program to progress rapidly, predictably, and at relatively low cost.  In November 2007, we received approval from the Office of the Chief Scientist of the Israeli government (OCS) for a grant supporting the product and clinical development of our hGH-CTP product. The grant will provide cash reimbursements of 30% to 50% of our development expenses for the hGH-CTP product. The project budget is estimated at $10 million over four years (2008 through 2011).  In January 2009, following the announcement of promising results from our pilot hGH-CTP toxicity study in primates, we received approval for a second-year special grant from the OCS in support of our hGH-CTP development program.  The grant will provide cash reimbursements of 40% of cash expenses paid for hGH-CTP product development during the period between September 2008 and August 2009, up to a limit of 10 million NIS (approximately $2.6 million).

Pharmacokinetic animal models show that the durability of the hGH-CTP, as measured by its T1/2, is approximately 6.8x longer than commercial hGH when injected subcutaneously.  In addition, the serum availability of hGH-CTP is approximately 10.6x better than commercial hGH for subcutaneous administrations.

In January 2009, we reported results from a pilot toxicity study in primates designed to assess the safety of hGH-CTP, as well as to provide preliminary information on the approximate injection frequency that will be needed in human patients.  The study was designed to elicit potential adverse effects from a single, very large dose of hGH-CTP.  The pilot study included a group of primates that received a single injection of hGH-CTP containing a dose that was 1,040 times the daily dose of growth hormone recommended for use in human patients.  No adverse effects were observed in any of the primates.  In addition, the half-life and AUC (area under the curve) of hGH-CTP as measured in primates support a potential once-weekly or bi-monthly injection frequency in humans.

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

Annual sales of EPO were estimated to be $11.8 billion in 2007.7  Of this, Amgen’s long-acting EPO, Aranesp, currently sells $4.2 billion per year.

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

[7]	Maggon K., Billion dollar biologic medicines of 2007.

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

The in-vivo biological activity of the EPO-CTP variants has been tested using the standard EPO animal model.  In that animal model we conducted a comparative study of the biological effect of single injection of commercial EPO, single injection of Aranesp, and a single weekly injection of EPO-CTP, on mice.  The hemoglobin levels, as well as other parameters, of the mice were measured.  In addition, the half-life (durability) of EPO, Aranesp, and EPO-CTP was measured.  As shown below, the results demonstrate that (i) a EPO-CTP has a half-life higher by 33% than that of Aranesp, (ii) a single injection per week of our EPO-CTP is highly effective in inducing immature red blood cells, as well as hemoglobin levels, and (iii) a single injection per week of our EPO-CTP has a stronger biological effect than that of a single injection per week of Aranesp.

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

Annual sales of beta interferon were estimated to be $5.08 billion in 2007, selling under the product names Rebif by Merck-Serono, Inc., Betaseron/Betaferon by Schering AG and Avonex by Biogen Idec.8

Current Products for MS

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

In addition to the beta interferons sold by Biogen Idec, Schering and Serono, the other major product used for MS is Copaxone, developed by Teva and marketed together with Sanofi Aventis.  Worldwide sales of Copaxone were $1,713 million in 2007.9  Other drugs approved for MS include the chemotherapeutic Novantrone (Serono) and the biologic Tysabri (Biogen Idec), which is reserved for unresponsive cases due to potentially fatal adverse effects.

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

[8]	Maggon K., Billion dollar biologic medicines of 2007.
[9]	Teva press release, February 12, 2008.

Pharmacokinetic animal models show that the durability of the IFN-β-CTP, as measured by its T1/2, is approximately 8.2x longer than commercial IFN-β when injected intravenously.  In addition, the serum availability of IFN-β-CTP is approximately 24x better than commercial IFN-β, for intravenous administration.

The receptor specificity of IFN-β-CTP is identical to the commercial IFN-β, providing further indication that the increased longevity of IFN-β-CTP will not deteriorate any biological effect. In August 2008, we received approval from the OCS for a grant supporting the first year product and clinical development of our long-acting interferon-β drug, with cash reimbursements of 40% of our development expenses. The project budget is estimated at $25 million over four years.

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

Diabetes is the most common endocrine disorder in the United States and is the fifth leading cause of death in the country (excluding accidents).  The prevalence of Type 2 diabetes has tripled in the last 30 years, due in large part to the increase in obesity.  Type 2 diabetes affects more than 17 million Americans, over 6% of the total population,10 and in 2002 was estimated to cost the country $132 billion.11  Worldwide, the World Health Organization currently estimates that as of the year 2000 diabetes affected some 177 million individuals, and projects that this number may increase to at least 300 million by 2025.12  It is estimated that in 2002, worldwide spending on oral diabetes drugs and injected insulin for Type 2 diabetes was $12.5 billion.13

Many patients’ diabetes is poorly controlled despite use of oral drugs or insulin, and insulin therapy typically causes weight gain.  Because obesity is a major factor in causing the diabetes, weight gain is highly undesirable.  This has instigated a continued search for new and better anti-diabetic agents, leading to the discovery of GLP-1.  GLP-1 is a peptide hormone that acts throughout the body to help maintain healthy blood sugar levels and to control appetite.  In healthy individuals, GLP-1 levels rise during a meal to help the body utilize and control the elevation in blood sugar levels, but this response is blunted in Type 2 diabetics.  GLP-1 also contributes to the health and survival of the insulin-producing cells in the body.  GLP-1 analogues have recently reached the market, and sales are expected to grow rapidly.

There is also evidence that GLP-1 could be an important therapy for congestive heart failure,14 and it is being studied in clinical trials for that indication using continuous infusion.

Current Products

Type 2 diabetes is treated first with diet and exercise, then with oral pharmaceutical agents and finally with insulin.  The U.S. market for oral diabetic drugs and insulin is significant.  Despite the range of treatment options, a large fraction of patients do not manage to control their blood glucose levels adequately.

[10]	National Diabetes Information Clearinghouse (NIDDK/NIH).
[11]	American Diabetes Association (ADA).
[12]	World Health Organization (http://www.who.int/mediacentre/factsheets/fs236/en/).
[13]	From Business Communications Company, Inc. (BCC), a Connecticut, U.S., based business research firm specializing in biotechnology.
[14]	See review by H. Taegtmeyer, Circulation 110: 894-896 (2004).

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

Modigene’s GLP-1-CTP Program

We believe it will be practical to apply our CTP technology across the board to greatly prolong the time therapeutic peptides circulate in the body.  Our proof of concept for this approach will be to use it for GLP-1, which has proven therapeutic value.  Construction of the recombinant DNA vectors and expression of GLP-1-CTP has begun.

Our Business Strategy

Our goal is to become a leader in the development and commercialization of longer-lasting, proprietary versions of already approved therapeutic proteins that currently generate billions of dollars in annual global sales, through the utilization of our CTP technology.  Key elements of our strategy are to:

•
Develop and commercialize improved versions of biopharmaceuticals that dramatically reduce the number of injections required to achieve the same therapeutic effect from the existing drugs.  Based on the clinical track record of our CTP technology, as evidenced by the results of Schering-Plough’s FSH-CTP Phase III clinical trial, we believe that the addition of CTP to therapeutic proteins significantly enhances the lifespan of those proteins, without any adverse effects.  We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market.

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

Intellectual Property

Through our wholly-owned subsidiary, ModigeneTech, we license intellectual property that is necessary to conduct our business from Washington University.  We initially licensed core intellectual property pursuant to a non-exclusive license agreement entered into with Washington University in 2001 and amended such license in 2004 such that ModigeneTech became the exclusive licensee of the two key CTP patents in connection with 11 therapeutic proteins.  Pursuant to the prior license agreement, Modigene Delaware issued a total of 221,979 shares of its common stock to Washington University (378,796 shares of our common stock on a post-merger basis).  In February 2007 we entered into a new license agreement, which we refer to as the License Agreement, with Washington University that superseded the prior license agreement.  Pursuant to the new License Agreement, Washington University granted Modigene the exclusive license to three CTP patents and expanded the field of use to all natural and non-natural therapeutic proteins and peptides (other than LH, FSH, TSH and hCG).  Under the License Agreement, we have the right to sub-license the licensed patents.  The License Agreement terminates in 2018 when the last of the patents licensed to us under the License Agreement expires, unless terminated earlier.  Under the License Agreement, we were required to pay an initial fee of $100,000 in installments over the 18 months following the effective date of the License Agreement.  In addition, we are required to pay annual license maintenance fees of $30,000 (payable until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments.  Pursuant to the License Agreement, we will also be responsible for milestone payments of $15,000 for each molecule at investigational new drug application (IND) filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

Pursuant to our License Agreement with Washington University, we have obtained an exclusive license to the key CTP patents that have been issued by the U.S. Patent and Trademark Office – U.S. #5,712,122, U.S. #5,759,818 and U.S. #6,225,449.  We believe these patents provide broad and comprehensive coverage of the CTP technology, and we intend to aggressively enforce our intellectual property rights if necessary.  In addition, unrelated to the patents from Washington University, we have filed, and will likely continue to file, patent applications covering specific CTP-modified molecules and CTP innovations, such as configurations, compositions and methods.

Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and developing therapeutic proteins with enhanced life spans.  Several pharmaceutical companies, such as Amgen, Eli Lilly and Company (through its acquisition of Applied Molecular Evolution), Nektar Therapeutics, ConjuChem Inc., Flamel Technologies S.A., , Nautilus Biotech S.A. and Ambrx Inc. have marketed products or are involved with the development of therapeutic proteins with enhanced life spans.

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

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA.  The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted.  The process may be significantly extended by requests for additional information or clarification regarding information already provided.  As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians.  Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities.  We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all.  Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses.  Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

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

The requirements that we and our collaborators must satisfy to obtain regulatory approval by government agencies in other countries prior to commercialization of our products in such countries can be rigorous, costly and uncertain.  In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States.  Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the European countries: mutual recognition and the centralized procedure.  These review mechanisms may ultimately lead to approval in all European Union countries, but each method grants all participating countries some decision-making authority in product approval.  Foreign governments also have stringent post-approval requirements including those relating to manufacture, labeling, reporting, record keeping and marketing.  Failure to substantially comply with these on-going requirements could lead to government action against the product, the Company and/or its representatives.

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

We have currently received no approvals from the FDA or other foreign regulators in connection with our product candidates.  We intend to file for regulatory approval of our first human clinical trial of  CTP-modified hGH during 2009.

Employees

We currently employ 13 full-time and two part-time employees, including six with Ph.D. degrees and three with M.Sc. degrees, focused on research and development, and three focused on general management and business development.  None of our employees is represented by a labor union, and we consider our employee relations to be good.  We also utilize a number of consultants to assist with research and development and commercialization activities.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Item 1A.  Risk Factors

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

All of our product candidates are at early stages of product development and may never be commercialized. Initially, we plan to develop product candidates through studies, testing and clinical lead product candidate selection, and then to license them to other companies.  The progress and results of any future pre-clinical testing or future clinical trials are uncertain, and the failure of our product candidates to receive regulatory approvals will have a material adverse effect on our business, operating results and financial condition to the extent we are unable to commercialize any products.  None of our product candidates has received regulatory approval for commercial sale.  In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing therapeutic proteins based on new technologies.  Our product candidates are not expected to be commercially available for several years, if at all.  Although our current plan is to file for regulatory approval of our first human clinical trial of CTP-modified hGH during 2009, our inability to achieve intermediate milestones may negatively impact the expected time period.

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

Even if regulatory authorities approve our product candidates, they may not be commercially successful.  Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our product candidates will be very expensive, if approved.  Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license will depend largely on many factors, including but not limited to the extent, if any, of reimbursement of therapeutic protein and treatment costs by government agencies and other third-party payors, pricing, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

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

Our operations are currently funded primarily through the proceeds from the private offering of our securities in connection with the merger and other private placements.  We believe that our existing cash, cash equivalents and financing arrangements should be sufficient to meet our operating and capital requirements for approximately 24 months, although changes in our business, whether or not initiated by us, may affect the rate at which we deplete our cash and cash equivalents. Our present and future capital requirements depend on many factors, including:

•	the level of research and development investment required to develop our product candidates, and maintain and improve our patented technology position;

•	the costs of obtaining or manufacturing therapeutic proteins for research and development and at commercial scale;

•	the results of preclinical and clinical testing, which can be unpredictable in therapeutic protein development;

•	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities, clinical studies or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners, and the terms of these agreements;

•	our success rate in preclinical and clinical efforts associated with milestones and royalties;

•	the costs of investigating patents that might block us from developing potential product candidates;

•	the costs of recruiting and retaining qualified personnel;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary technologies or new therapeutic protein targets.

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

In addition, we or regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory authorities find deficiencies in our regulatory submissions or the conduct of these trials. Any suspension of clinical trials will delay possible regulatory approval, if any, and adversely impact our ability to develop products and generate revenue.

The manufacture of our product candidates is an exacting and complex process, and if we or one of our materials suppliers encounters problems manufacturing its products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance. Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and corresponding foreign regulators to ensure strict compliance with requirements and other governmental regulations and corresponding foreign standards. Any failure to comply with requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our product candidates.

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

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of our financial results, business activities and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Modigene Delaware had remained privately-held and did not consummate the merger. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

Rules applicable to publicly held companies, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these rules and regulations heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange could be adversely affected.

We are a holding company that depends on cash flow from our wholly-owned subsidiary, to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by Modigene Delaware, our wholly-owned subsidiary (and its wholly-owned subsidiary, ModigeneTech). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

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

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. As a result of the assessment we have implemented changes to internal controls. Failure to properly maintain our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the federal securities laws to the extent we are unable to maintain effective internal controls as a result. Any such loss of confidence or violations would have a negative effect on the trading price of our stock.

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

In the past year, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets.  If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.  In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants.  As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

Risks Related to Our Intellectual Property

We license our core technology from Washington University, and we could lose our rights to this license if a dispute with Washington University arises or if we fail to comply with the financial and other terms of the license.

Modigene Delaware licenses our core intellectual property from Washington University. ModigeneTech initially entered into a non-exclusive license agreement with Washington University in 2001, and in 2004 amended such license agreement to extend the CTP technology to eleven therapeutic proteins and make such license exclusive. In February 2007, Washington University and Modigene Delaware entered into a revised and expanded definitive license agreement (the “License Agreement”) pursuant to which we and Washington University expanded the exclusive license, adding additional patents, and expanding the applicability of licensed CTP technology to all proteins and peptides having a native or non-native amino acid sequence, excluding Follicle Stimulating Hormone (FSH), Luteinizing Hormone (LH), Thyroid Stimulating Hormone (TSH)  and Chorionic Gonadotropin (hCG). The License Agreement imposes certain payment, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, Washington University would have the right to terminate the License Agreement upon 90 days’ notice. In addition, Washington University has the right to terminate the License Agreement upon the bankruptcy or receivership of our Company. The termination of the License Agreement would be detrimental to our business, as all of our current product candidates are partly based on the licensed intellectual property. If any dispute arises with respect to our arrangement with Washington University, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to our Company.

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

There are extensive federal and state laws and regulations prohibiting fraud and abuse in the healthcare industry that can result in significant criminal and civil penalties. These federal laws include: the anti-kickback statute, which prohibits certain business practices and relationships, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other federal healthcare programs; the physician self-referral prohibition, commonly referred to as the Stark Law; the anti-inducement law, which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program; the False Claims Act, which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment by the federal government, including the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. As federal and state budget pressures continue, federal and state administrative agencies may also continue to escalate investigation and enforcement efforts to root out waste and to control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. A violation of any of these federal and state fraud and abuse laws and regulations could have a material adverse effect on our liquidity and financial condition. An investigation into the use by physicians of any of our products once commercialized may dissuade physicians from either purchasing or using them, and could have a material adverse effect on our ability to commercialize those products.

Risks Related to Our Securities

Our common stock has a limited trading history and prospective investors may not be able to sell their shares at their purchase price, if at all.

There is currently a limited public market for our common stock. Our common stock is currently quoted on FINRA’s OTC Bulletin Board under the symbol “MODG.OB.” Prior to our merger with Modigene Delaware, there was no trading of our common stock, and there is no assurance that a regular trading market will develop or, if developed, will be sustained. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.

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

We may seek listing of our common stock on the NYSE Alternext US (formerly the American Stock Exchange) or the Nasdaq Stock Market. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

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

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of March 10, 2009, there were 35,549,028 shares of our common stock outstanding and a total of 8,788,848 shares subject to outstanding options and warrants.  On March 25, 2008, we authorized and issued 800,000 shares of preferred stock designated as Series A preferred stock, and we have reserved a total of 4,000,000 shares of our common stock for issuance upon conversion of the Series A preferred stock.  Under a line of credit agreement entered into on March 25, 2008, we may become obligated to issue warrants exercisable for an additional 1,500,000 shares of our common stock if we draw on or extend the line of credit.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTC Bulletin Board.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 35.7% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders. Holders of our common stock have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Prior to our merger with Modigene Delaware, there was no bid history for our common stock, because it had never been publicly traded.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board:

Quarter Ended	High Bid	Low Bid

December 31, 2008	$3.50	$0.37
September 30, 2008	$3.50	$0.80
June 30, 2008	$6.00	$0.65
March 31, 2008	$8.00	$0.80

December 31, 2007	$8.50	$0.60
September 30, 2007	$3.25	$1.34
June 30, 2007	$4.25	$0.00

The over-the-counter market quotations provided above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Number of Holders

As of March 10, 2009, the Company’s common stock was held by 92 stockholders of record.

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

Recent Sales of Unregistered Securities

Information regarding any securities sold by the Company (or our predecessor, Modigene Delaware) during the last three years without registering the securities under the Securities Act of 1933, as amended, is included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2007, and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2008.

Purchases of Equity Securities by the Issuer

None

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Form 10-K.

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

Amendment of Financial Statements

On March 31, 2008 The Company filed its Annual Report on Form 10-KSB for the year ended December 31, 2007.  On June 13, 2008, the Company received a comment letter from the SEC.  As part of the Company’s response to the comment letter, three amendments were filed to amend the accounting treatment of the reverse acquisition from purchase accounting to a recapitalization.  As discussed in Note 11 to the 2008 annual financial statements filed as Item 8 herewith, on May 9, 2007, Modigene Delaware, Modigene Acquisition Corp. (the acquisition subsidiary of the Company) and the Company, entered into the Merger Agreement. In accordance with Statement of Financial Accounting Standard No. 141, the Company has amended the 2007 annual financial statements.  The following 2007 financial statements line items were affected by the restatement:

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

Statement of Stockholders’ Equity:
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

Plan of Operation

During 2009, Modigene intends to continue the development of its preclinical programs, including hGH-CTP, Interefron-β-CTP, and GLP-1-CTP. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, and GMP production of compounds.  The Company’s cash resources, including expected payments from the OCS, and its line of credit agreement, are expected to be sufficient to maintain the Company’s operations through the fourth quarter of 2010. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is expected to increase by five to eighteen employees, of which seventeen will be full time.

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

Research and development grants received by ModigeneTech for the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 amounted to $865,367, $272,282, and $1,237,517, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earning per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 7,620,546, 4,871,003 and 4,205,460 for the years ending December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, respectively.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 the Company incurred a gross research and development expense in the aggregate of $5,527,102, $2,667,733, and $9,060,314, respectively.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel and advances its research and development programs. For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 the Company incurred general and administrative expenses of $2,410,015, $1,668,060, and $9,317,574, respectively.

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

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 the Company recorded net financial income of $157,568, $353,592, and $545,733 respectively.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 the Company’s stock-based compensation expenses were $1,039,028, $1,211,536, and $6,467,444, respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

Revenues

There were no revenues for the years ended December 31, 2008 and 2007 or for the period from May 31, 2005 (inception date) through December 31, 2008.

 Research and Development Expenses

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, the Company incurred a gross research and development expense in the aggregate of $5,527,102, $2,667,733, and $9,060,314, respectively. The increase resulted primarily from significant development expenses related to non-GMP and GMP production costs associated with the development of hGH-CTP, as well as other development costs associated with IFN-Beta-CTP. The increase for the year ended December 31, 2008 was partially offset by $746,013 in grant funds received by the Company from the OCS.

General and Administrative Expenses

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, the Company incurred a gross general and administrative expense in the aggregate of $2,410,015, $1,668,060, and $9,317,574, respectively. The increase resulted primarily from stock-based compensation and salary increases.

Financial Expenses and Income

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2007, the Company recorded gross financial income of $157,568, $353,592, and $545,733, respectively. The decrease resulted primarily from the lower balance of cash and cash equivalents held by the Company during the 2008, as well as decline in interest rates paid on deposits.

Cash Flows

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, net cash used in operations was approximately $5,761,061, $2,649,302, and $9,859,727, respectively. The increase in 2008 resulted primarily from the increases in R&D expenses and general and administrative expenses.

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, net cash used in investing activities was approximately $227,628, $80,801, and $984,059, respectively.

For the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, net cash provided by financing activities was approximately $1,998,114, $13,400,745, and $18,309,018, respectively. The decrease in 2008 resulted primarily from the significant reduction in proceeds from issuances of common and/or preferred shares to investors in comparison with 2007.

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

Under this line of credit, we may, at our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit is March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date will be extended until March 25, 2013. Upon the maturity date, we will be obligated to repay to TFG all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We will be obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. If we determine to draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we will issue to TFG five-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share. We have not borrowed any funds under the line of credit, and do not expect to borrow any funds prior to March 25, 2009. In March 2009, TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

We believe that our existing cash, cash equivalents and the line of credit agreement will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2009. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the years ended December 31, 2008 and December 31, 2007.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired outside of Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the years ended December 31, 2008 and December 31, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases,” FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending on December 31, 2009. The Company believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. The Company believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, “Business Combinations.” The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and do not allow early adoption. The Company believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under SFAS No. 141R “Business Combinations (revised 2007),”and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Not applicable.

Item 8. Financial Statements and Supplementary Data

 See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

 None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Pursuant to this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the end of the period covered by this report.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. This evaluation utilized the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , which was implemented by the Company throughout the year and formally adopted by the Company on September 25, 2008, and was conducted in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929. Our evaluation took into account the Company’s receipt and satisfactory resolution during the Company’s second and third fiscal quarter of comments received from the SEC regarding the accounting treatment for the Company’s acquisition of Modigene Delaware, and the Company’s implementation in the third fiscal quarter of enhanced verification procedures for any future merger and acquisition accounting, which procedures are designed to verify that any such accounting is conducted in full alignment with U.S. generally accepted accounting principles. Pursuant to this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure internal control over financial reporting was effective at the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that few of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 9B. Other Information.

As disclosed above in Item 1 of this Annual Report on Form 10-K, on March 25, 2008, we entered into a line of credit with TFG under which we may, at our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit is March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date will be extended until March 25, 2013. If we determine to draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we will issue to TFG five-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share. We have not borrowed any funds under the line of credit, and do not expect to borrow any funds prior to March 25, 2009. On March 11, 2009, TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

PART III

Item 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is hereby incorporated or furnished, solely to the extent required by such item, from the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2009, a copy of which is expected to be filed with the Securities and Exchange Commission on or before April 20, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.    Financial Statements.    The following Consolidated Financial Statements of Modigene Inc. are included in Item 8 of this Annual Report on Form 10-K:

2.    Financial Statement Schedule.    Financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.    Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2007.

3.2	Amended and Restated Bylaws of Modigene Inc. (f/k/a LDG, Inc.)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

Exhibit No.	Description	Reference
4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.5	Form of Lock-Up Agreement	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

4.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.1	Escrow Agreement, dated as of May 9, 2007, by and among Modigene Inc., Abraham Havron, Shai Novik and Gottbetter & Partners, LLP	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.2	Form of Registration Rights Agreement, dated as of May 9, 2007, by and between Modigene Inc. and the investors in the offering	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.3	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.4	Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.5	Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2008.

10.6	Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.7	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.8	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik	Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.9	Amendment to Employment Agreement between the Company and Shai Novik	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 18, 2008.

Exhibit No.	Description	Reference
10.10	Employment Agreement between ModigeneTech and Eyal Fima	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.11	Amendment to Employment Agreement between Modigene Inc. and Eyal Fima	Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

10.12	Amendment to Employment Agreement between the ModigeneTech Ltd. and Eyal Fima	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 18, 2008.

10.13	Consulting Agreement between Modigene Inc. and Fuad Fares	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.14	Amendment to Consulting Agreement between the ModigeneTech Ltd. and Fuad Fares	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 18, 2008.

10.15	Modigene Inc. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.16	Modigene Inc. 2007 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-KSB filed with the SEC on March 26, 2008.

10.17	Form of Stock Option Agreement under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.18	Form of Stock Option Agreement under the 2007 Equity Incentive Plan	Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.19	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University	Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.20	Form of Clinical Advisory Panel Agreement	Incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.21	Form of Scientific Advisory Board Agreement	Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

10.22	Agreement between Modigene Inc. and Cohen & Schaeffer P.C. and Steve Schaeffer	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2008.

10.23	Securities Purchase Agreement among Modigene Inc., Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

Exhibit No.	Description	Reference
10.24	Credit Agreement dated as of March 25, 2009 between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.25	Form of Note and Security Agreement between Modigene Inc. and The Frost Group, LLC	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 27, 2008.

10.26	Letter Agreement dated March 11, 2009,regarding Credit Agreement between Modigene Inc. and The Frost Group, LLC*

21.1	Subsidiaries of Modigene Inc.	Incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

23.1	Consent of BKR Yarel + Partners*

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Modigene Inc.

By:	/s/ Abraham Havron
Abraham Havron Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Abraham Havron	Chief Executive Officer
Abraham Havron	(Principal Executive Officer) and Director	March 16, 2009

/s/ Steve Schaeffer	Chief Financial Officer	March 16, 2009
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

Director
Fuad Fares

/s/ Phillip Frost	Director	March 16, 2009
Phillip Frost

/s/ Marian Gorecki	Director	March 16, 2009
Marian Gorecki

/s/ Jane Hsiao	Director	March 16, 2009
Jane Hsiao

/s/ Shai Novik	President and Director	March 16, 2009
Shai Novik

/s/ Steven Rubin	Director	March 16, 2009
Steven Rubin

/s/ Adam Stern	Director	March 16, 2009
Adam Stern

S-1

 MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007
AND THE YEARS THEN ENDED

IN U.S. DOLLARS

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007
AND THE YEARS THEN ENDED

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of

MODIGENE INC. AND SUBSIDIARY
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Modigene Inc. (a development stage company) (“the Company”) and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from May 31, 2005 (inception date) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from May 31, 2005 (inception date) through December 31, 2008, in conformity with U.S generally accepted accounting principles.

As described in Note 11 to the financial statements, the Company restated its financial statements for the year ended December 31, 2007 to reflect a correction of the accounting treatment of a reverse acquisition.

/s/ Yarel + Partners
Yarel + Partners
Certified Public Accountants

Tel-Aviv, Israel
March 16, 2009

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	December 31,
	2008		2007

ASSETS
Current Assets:
Cash and cash equivalents		$7,465,232		$11,455,807
Accounts receivable and prepaid expenses		412,515		506,144
Restricted cash		91,078		61,838
Total Current Assets		7,968,825		12,023,789
Property and Equipment, net		310,173		175,428
Long-term Assets:
Severance pay fund		73,775		33,685
Long term deposit		1,894		2,951
Total Long Term Assets		75,669		36,636
Total Assets		$8,354,667		$12,235,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$			$1,886
Trade payables		156,039		142,462
Related party payables		51,374		19,365
Accrued expenses and other liabilities		188,660		167,218
Total Current Liabilities		396,073		330,931
Accrued Severance Pay		90,732		42,552
Commitments and Contingent Liabilities
Shareholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized 800,000 shares issued and outstanding on December 31, 2008 and none on December 31, 2007		8		-
Common shares of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,549,028 shares issued and outstanding on December 31, 2008 and 35,435,266 shares issued and outstanding on December 31, 2007		355		354
Additional paid-in capital (restated)		27,407,606	*	24,368,587
(Deficit) accumulated during the development stage (restated)		(19,540,107)	*	(12,506,571)
Total Shareholders’ Equity		7,867,862		11,862,370
Total Liabilities and Shareholders’ Equity		$8,354,667		$12,235,853
* Restated, see note 11.
The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars

				Period from May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2008	2007		2008
Revenues	$-		$-	$-

Operating expenses:
In-process research and development write-off	-	*	-	(3,222,831)
Research and development, net	(4,781,089)		(1,998,735)	(7,545,435)
General and administrative	(2,410,015)		(1,668,060)	(9,317,574)

Operating (loss)	(7,191,104)		(3,666,795)	(20,085,840)
Financial income	438,349		365,338	841,687
Financial (expenses)	(280,781)		(11,746)	(295,954)

Net (loss)	$(7,033,536)	*$	(3,313,203)	$(19,540,107)

(Loss) per share (basic & diluted)	$(0.20)		$(0.12)	$(0.83)

Weighted average number of shares outstanding	35,530,378		27,638,626	23,633,718

* Restated, see note 11.

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2008

U.S. dollars

	Common stock		Additional paid-in	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	capital	compensation	stage	equity

Balance as of May 31, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock	3,506,527	35	2,896,589	-	-	2,896,624
Issuance of common stock and options in conjunction with the acquisition of ModigeneTech Ltd.	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	5,704,668	57	-	-	-	57

Stock based compensation	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares to non-employees	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock based compensation expenses to employees	-	-	3,415	-	-	3,415

Stock-based compensation on options	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	13,588,552	136	9,741,997	-	(9,193,368)	548,765

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2008

U.S. dollars

	Preferred stock		Common stock		Additional paid-in		Deferred compen-	(Deficit) accumulated during the development		Total stockholders’
	Shares	Amount	Shares	Amount	capital		sation	stage		equity

Issuance of common stock and options in conjunction with the reverse acquisition (restated)	-	-	7,333,339	73	*	(73)	-		-	* -

Issuance of common stock and options in private placement	-	-	14,200,005	142		13,414,991	-		-	13,415,133

Options exercised	-	-	313,370	3		136	-		-	139

Stock-based compensation on options	-	-	-	-		1,211,536	-		-	1,211,536

Net (loss)	-	-	-	-		-	-	*	(3,313,203)	(3,313,203)

Balance as of December 31, 2007	-	-	35,435,266	354	*	24,368,587	-	*	(12,506,571)	11,862,370

Issuance of preferred stock	800,000	8	-	-		1,999,992	-		-	2,000,000

Options exercised	-	-	113,762	(1)			-		-

Stock-based compensation on options	-	-	-	-		1,039,028	-		-	1,039,028

Net (loss)	-	-	-	-		-	-		(7,033,536)	(7,033,536)

Balance as of December 31, 2008	800,000	$8	35,549,028	$355		$27,407,606	$-		$(19,540,107)	$7,867,862

* Restated, see note 11.

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars
				Period from May 31, 2005
				(date of inception)
	Year ended December31,			to December 31,
	2008	2007		2008
Cash flows from operating activities
Net (loss)	$(7,033,536)	*$	(3,313,203)	$(19,540,107)
Adjustments to reconcile net (loss) to net cash (used in)operating activities:
Depreciation	64,700		31,995	120,433
In-process research and development write-off	-	*	-	3,222,831
Stock based compensation	1,039,028		1,211,536	6,467,444
Increase in accrued severance pay, net	8,090		6,911	16,957
Decrease (increase) in accounts receivable and prepaid expenses	93,629		(468,369)	(412,238)
Increase in trade payables	13,577		86,435	145,935
Increase (decrease) in related party payables	32,009		(96,604)	51,374
Increase (decrease) in accrued expenses and other liabilities	21,442		(108,003)	67,644
Net cash (used in) operating activities	(5,761,061)		(2,649,302)	(9,859,727)

Cash flows from investing activities
Purchase of property and equipment	(199,445)		(69,823)	(416,250)
Payment for the acquisition of ModigeneTech Ltd. (a)	-		-	(474,837)
Long term deposit	1,057		(1,211)	(1,894)
Restricted deposit	(29,240)		(9,767)	(91,078)
Net cash (used in) investing activities	(227,628)		(80,801)	(984,059)

Cash flows from financing activities
Short term bank credit	(1,886)		(14,389)	(2,841)
Proceeds from loans	-		-	(173,000)
Principal payment of loans	-		-	173,000
Proceeds from issuance of shares	2,000,000		13,415,134	18,311,859
Net cash provided by financing activities	1,998,114		13,400,745	18,309,018
Increase (decrease) in cash and cash equivalents	(3,990,575)		10,670,642	7,465,232
Cash and cash equivalents at the beginning of the period	11,455,807		785,165	-
Cash and cash equivalents at the end of the period	$7,465,232		$11,455,807	$7,465,232

Non cash transactions:
Employee options exercised into shares	$1		$139	$140
Issuance of common stock in reverse acquisition	$-		$73	$73

Additional information:
Cash paid for income taxes	$-		$-	$-
Cash paid for interest expense	$280,796		$11,746	$295,969

* Restated, see note 11.

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

U.S. dollars in thousands

	Year ended December 31,		Period from May 31, 2005 (date of inception) to December 31,
	2008	2007	2008

Issuance expenses	$-	$-	$(356,979)
Loan granted by the Company to ModigeneTech Ltd.	-	-	(497,575)
Cash at date of acquisition in ModigeneTech Ltd.	-	-	379,717

	$-	$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 1:-	GENERAL
a.	General:
Modigene Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company devotes substantially all of its efforts toward conducting research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future.  The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $19,540,107 through December 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. During the year ended December 31, 2008, the Company raised $2 million in a private placement, see note 7a below. Simultaneously with the $2 million raised, the Company received from the same group of investors a line of credit pursuant to the Company may, at its discretion, borrow up to $10,000,000, see note 6b below. The Company intends to use the line of credit during the third quarter of 2009. The Company is entitled to receive R&D grants from the Israeli government on approved projects during the year 2009, see note 6a. The Company believes that its current cash sources with the anticipated R&D grants will enable the continuance of the Company’s activities for at least a year with no need of additional fundraising.

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

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 1:-	GENERAL (continued)

c.	Acquisition of ModigeneTech Ltd.
In December 2005, Modigene Delaware acquired all of the outstanding shares of ModigeneTech in consideration for shares of common stock of Modigene Delaware. The fair value of the common stock issued and the options granted for the acquisition was $2,628,566.
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
The know-how purchased in the amount of $3,222,831 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.  Following the acquisition of ModigeneTech, ModigeneTech became a wholly-owned subsidiary of Modigene Delaware. The financial statements of ModigeneTech were consolidated with the accounts of Modigene Delaware, commencing December 14, 2005.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:

a.	Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:
The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of ModigeneTech’s operations are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars.
Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (“FASB”), “Foreign Currency Translation”. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances, have been eliminated upon consolidation.

d.	Cash equivalents:
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

e.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:
%
Office furniture and equipment	6
Laboratory equipment	15
Computers and electronic equipment	33
Leasehold improvements	25

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recognized from May 31, 2005 (inception date) to December 31, 2008.

f.	Accounting for stock-based compensation:
The Company’s stock-based compensation are recorded according to Statement of Financial Accounting Standards No. 123 (revised 2004), “Stock-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.
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

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Research and development costs and participations:
Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, stock-based compensation benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.
Participations from the Israeli government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred (see note 6a and 9).

h.	Severance pay:
The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof.
According to agreements with key employees who are related parties of the Company, upon retirement, the key employees will be entitled to receive a lump-sum payment, therefore the Company does not accumulate severance pay for those employees and the sum will be accrued when the Company has to pay such payments according to the employment agreements.
Severance expenses for the years ended December 31, 2008 and 2007 and the period from May 31, 2005 (inception date) through December 31, 2008 amounted to $8,090, $6,911 and $16,957, respectively.

i.	Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

j.	Concentrations of credit risk:
Financial instruments that potentially subject the Company and ModigeneTech to concentrations of credit risk consist principally of cash and cash equivalents.
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

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

k.	Fair value of financial instruments:
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: The carrying amounts of cash and cash equivalents, other receivables, trade payables and liabilities approximate their fair value due to the short-term maturity of such instruments.

l.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs. Research and development grants received by ModigeneTech during the years ended December 31, 2008 and 2007 and the period from May 31, 2005 (inception date) through December 31, 2008 amounted to $865,367, $272,282, and $1,237,517, respectively.

m.	Loss per share:
Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 “Earnings per share” (“SFAS 128”). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 7,620,546, 4,871,003 and 4,205,460 for the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008, respectively.

n.	Revenue recognition:
Revenue, when generated, will be recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.  The Company will recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

o.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability.

p.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2008 the Company has not accrued allowance for uncollectible accounts.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

q.	Impact of recently issued accounting standards not yet adopted:
-
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of our fiscal year beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

-
In December 2007, the FASB issued SFAS No. 141R “Business Combinations (revised 2007).” This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and do not allow early adoption. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

-
In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Positions(“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases”, FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 and FSP 157-3, which clarifies the application of SFAS 157 in a market that is not active and illustrates considerations in determining the fair value of a financial asset when the market for the financial asset is not active. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 and will adopt this standard at the beginning of the fiscal year ending on December 31, 2009. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

-
In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP if to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)
q.	Impact of recently issued accounting standards not yet adopted: (continued)

-
In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2008	2007
Government authorities	$344,927	$436,006
Prepaid expenses	34,989	70,000
Others	32,599	138
	$412,515	$506,144

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2008	2007
Cost:
Office furniture and equipment	$20,479	$4,141
Computers and electronic equipment	60,238	28,091
Laboratory equipment	306,855	201,587
Leasehold improvements	58,016	12,324
	445,588	246,143
Accumulated depreciation:
Office furniture and equipment	2,045	1,237
Computers and electronic equipment	25,852	12,171
Laboratory equipment	89,122	51,492
Leasehold improvements	18,396	5,815
	135,415	70,715
Depreciated cost	$310,173	$175,428

Depreciation expenses for the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (inception date) through December 31, 2008 were $64,700, $31,995 and $120,433, respectively.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2008	2007

Employees and payroll accruals	$95,689	$62,008
Accrued expenses	92,971	95,528
Others		9,682
	$188,660	$167,218

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES
a.
ModigeneTech is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products which were developed in the framework of projects in which the Israeli Government participated in its expense. (see note 2g). Under the terms of the funding received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2008, no royalties were accrued or paid. The Company is committed to the Chief Scientist to keep the know-how and production rights in the framework of the abovementioned projects under the ModigeneTech’s possession.

b.
On March 25, 2008, the Company entered into a Credit Agreement with a group of investors. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by our board of directors (the “Board”). The maturity date for the line of credit is March 25, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 25, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 25, 2013. Upon the maturity date, as the same may be extended, the Company is obligated to repay all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. The Company is obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event the Company determines to draw on the line of credit, or the Company elects to extend the maturity date until March 25, 2013, the Company will issue the Investors five-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s non-registered Common stock, having an exercise price of $0.99 per share.  In March 2009, the lending shareholders agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

c.
The Company entered into a consulting agreement with its Chief Executive Officer (“CEO”), pursuant to which the CEO serves as Chief Executive Officer of the Company on a part-time basis, at an annual compensation rate of NIS 829,900 (according to the year end exchange rate, approximates $218,280) and an annual cash bonus target of up to NIS 231,600 (according to the year end exchange rate, approximates $60,000). The consulting agreement had an initial one-year term expiring December 14, 2006, with an option to extend by mutual agreement of the parties.  The agreement was extended until December 14, 2009. Either party may terminate the agreement on 30 days prior notice, however, if the Company terminates the agreement for any reason other than the CEO’s material breach, the CEO will be entitled to a lump sum severance payment of $40,000.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)
d.
On January 1, 2007 the Company signed a 24-month consulting agreement with its Chief Scientific Officer (“CSO”), which can be extended for subsequent 12 months. Under the agreement, the Company will pay the CSO an annually consulting fee of NIS 138,960 (according to year end exchange rates, approximately $36,549). In addition, the Company will pay milestone payments of up to $102,000, upon successful completion of the milestones, as determined by the agreement. As of December 31, 2008 no milestone payments were paid or accrued. Upon the Company’s termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

e.
The Company entered into an employment agreement with its President. Such agreement provides for employment as President of the Company for an initial two-year term expiring December 14, 2007, which term shall be automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives written notice of an election not to renew the agreement. The agreement was automatically renewed on December 14, 2008. The President’s annual base salary under the agreement is NIS 965,000 (according to year end exchange rates, approximately $253,814). In addition, the President will be entitled to an annual cash bonus of up to NIS 328,100 (according to year end exchange rates, approximately $85,000), based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Board. If the executive voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled only to payment of his base salary through the date of termination, and will not be entitled to any performance bonus for that year. However, if the executive terminates the agreement as the result of a material breach by the Company, he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, the executive will be entitled to receive an amount equal to his then-current base salary over the 12-month period following termination, plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the executive is terminated for cause, he will be entitled to receive only any amounts that were due and owing to him at the time of such termination. If either (a) the executive terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the executive will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable.

f.
The Company entered into an employment agreement with its Vice President of Product Development.  The Vice President of Product Development’s employment term is automatically extended for one-year term on December 14 of every year unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. The Vice President of Product Development’s current annual base salary is NIS 386,000 (according to year end exchange rates, approximately $101,526).  In addition, he is entitled to an annual cash bonus of up to NIS 193,000 (according to year end exchange rates, approximately $50,000), based on corporate and personal milestones, along with equity performance awards, each as determined by the Board.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)
g.
The Company renewed the Development and Manufacturing Service Agreement entered into on July 10, 2007. The total sum payable by the Company for the renewed agreement is $2,050,000 of which as of December 31, 2008 approximately $1,500,000 was paid by the Company.

h.	Operating leases:
ModigeneTech rents its offices and motor vehicles under a lease operating agreement. Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2008, are as follows:
Year ended December 31,
2009	$113,041
2010	16,364
2011	3,472
$132,877

Rent expenses for the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (date of inception) to December 31, 2008 were $119,489, $65,935 and $267,593, respectively.

NOTE 7:-	SHAREHOLDERS’ EQUITY
a.
On March 25, 2008, the Company entered into a Securities Purchase Agreement with a group of related parties (the “Investors”), pursuant to which it sold to the Investors an aggregate of 800,000 shares of Series A preferred stock, $0.00001 par value per share (the “Series A Preferred Stock”), at $2.50 per share, for an aggregate purchase price of $2,000,000. The Series A Preferred Stock is convertible during the period beginning March 1, 2009 through March 25, 2012, without payment of any additional consideration, into Common stock based on a conversion ratio equal to one share of Common stock per share of Series A Preferred Stock. In the event that the market capitalization of the Company equals or exceeds $150,000,000 during any forty-five days within a consecutive ninety day period, the conversion ratio will adjust to five shares of Common stock per share of Series A Preferred Stock. The conversion ratio in effect will be proportionately adjusted for subdivisions, combinations, consolidations and similar corporate events. If not previously converted, the Series A Preferred Stock will automatically be converted into Common stock, at the applicable exchange ratio, on March 25, 2012.

b.
On May 9, 2007, simultaneously with the closing of the Merger discussed in note 1b., the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of the Company’s common stock and a five year warrant to purchase one-quarter of one share of the Company’s common stock for an exercise price of $2.50 per whole share.

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

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 7:-	SHAREHOLDERS’ EQUITY (continued)

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

c.	Rights of common stock capital:
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

d.	Rights of preferred stock:
The Company has approved the designation of 800,000 shares of its preferred stock as “Series A Preferred Stock”. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all, but not less than all, of the shares of Series A Preferred Stock then held by such holder, at any time and from time to time beginning on March 1, 2009 and ending on March 25, 2012 (the “conversion deadline”), without the payment of any additional consideration, into common stock at the applicable conversion price discussed in note 1b. If any holder of shares of Series A Preferred Stock has not exercised his, her or its right to convert the shares of Series A Preferred Stock then held by such holder on or prior to the Conversion Deadline, then at the Conversion Deadline all such shares of Series A Preferred Stock will automatically convert, without the payment of any additional consideration, into common stock at the applicable conversion price discussed above. The holders of Series A Preferred Stock (and the holders of any other class or series of preferred stock that may have similar voting rights) will vote on an as-if-converted basis with the holders of common stock and any other class or series of preferred stock or common stock that by its terms, votes on an as-if-converted basis with the holders of common stock on all matters to be voted on by stockholders of the Company. Dividends will be payable only if, when and as declared by our Board of Directors, and, if declared, any such dividends will be non-cumulative. Such dividends, if any, will be paid out of, and to the extent of, any assets legally available therefor. No dividends will be declared or paid on the common stock, unless a dividend, payable in the same consideration or manner, is simultaneously declared or paid, as the case may be, on each share of Series A Preferred Stock.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 7:-	SHAREHOLDERS’ EQUITY (continued)

d.	Rights of preferred stock: (continued)
In the event of the liquidation of the Company, the entire remaining assets and funds of the Company legally available for distribution, if any, shall be distributed pro rata among the holders of the Series A Preferred Stock, the common stock and any other classes entitled to participate with common stock in proportion to the shares of common stock then held by them and the shares of common stock which they then have the right to acquire upon conversion of the capital stock held by them as of the date of such liquidation.

e.	Warrants:
A summary of the warrants granted is as follows:
1.	Number of warrants	2,295,654
	Grant date	May 9, 2007
	Expiration date	May 8, 2012
	Exercise price	$2.50
	Number of warrants vested	2,295,654

2.	Number of warrants	561,965
	Grant date	May 21, 2007
	Expiration date	May 208, 2012
	Exercise price	$2.50
	Number of warrants vested	561,965

3.	Number of warrants	701,305
	Grant date	December 14, 2005
	Expiration date	December 13, 2015
	Exercise price	$0.88
	Number of warrants vested	701,305

The warrants provide for the purchase of shares of common stock. The warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that warrants are exercised by cashless exercise.
The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 7:-	SHAREHOLDERS’ EQUITY (continued)
f.	Option plan:
1.
The Company issued stock options to purchase 5,132,623 shares of common stock, of which options to purchase 2,376,804 shares were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan” and options to purchase 2,755,819 shares were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under
	2005 Plan		2007 Plan
	Granted 2005	Granted 2006	Granted 2007	Granted 2008
annual dividends of	$0.00	$0.00	$0.00	$0.00
expected volatility of	85%	85%	85%	79%
risk-free interest rate of	4.41%	4.63%	4.67%	2.90%
expected average options expiration	8.05	7.9	9.19	9.94

2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2007
	Number of Options	Weighted average Exercise Price
Outstanding at the beginning of the year	2,376,804	$0.74
Forfeited	(245,639)	$0.31
Exercised	(313,370)	$0.0006
Granted	620,000	$2.09

Outstanding at the end of the year	2,437,795	$1.26
Options exercisable	1,867,795	$1.01

	December 31, 2008
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	2,437,795	$1.26
Forfeited	(27,560)	$1.90
Exercised	(113,762)	$0.00
Granted	2,135,819	$0.96
Outstanding at the end of the year	4,432,292	$1.14
Options exercisable	2,045,792	$1.19

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 7:-	SHAREHOLDERS’ EQUITY (continued)

f.	Option plan: (continued)

The options outstanding as of December 31, 2008, have been separated into exercise prices, as follows:

Exercise		Remaining Weighted average contractual life
Price	Options Outstanding	(years)	Options Exercisable
$0.879	1,266,327	7.22	1,266,327
$0.90	1,950,000	9.17	-
$0.93	25,000	9.18	-
$1.318	435,146	4.17	435,146
$1.50	131,500	9.32	-
$2.00	475,000	8.36	208,333
$2.50	149,319	4.27	135,986
	4,432,292	7.87	2,045,792

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:
	December 31,
	2008	2007
Weighted average fair value on date of grant	$0.72	$1.06
Total aggregate intrinsic value	$0.00	$128,841.00

Stock based compensation expenses for the years ended December 31, 2008 and 2007 and for the period from May 31, 2005 (date of inception) through December 31, 2008 were $1,039,028, $1,211,536 and $6,467,444, respectively. Stock based compensation for the period from May 31, 2005 (date of inception) through December 31, 2008 include stock based payments in the acquisition of a subsidiary as described in note 1c and deferred compensation on restricted shares in the amount of $3,876,960.

NOTE 8:-	INCOME TAXES

a.	Losses for tax purposes:
The Company has adopted FASB Interpretation No. 48 (“Fin 48”) “Accounting for Uncertainty in Income Taxes-an interpretation of FASB statement No. 109.” Fin 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on recognition, measurement, classification, and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of Fin 48 has had no effect on the Company’s financial statements.
Carry-forward tax losses of the Company and ModigeneTech as of December 31, 2008 total approximately $0 and $10,712,000, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 8:-	INCOME TAXES (continued)
b.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.
As of December 31, 2008, the Company has provided full valuation allowances in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

NOTE 9:-	RESEARCH AND DEVELOPMENT, NET

			Period from May 31, 2005
	Year ended		(date of inception)
	December 31,		to December 31,
	2008	2007	2008

Research and development expenses	$5,527,102	$2,667,733	$9,060,314
Less – Government grants and participation	(746,013)	(668,998)	(1,514,879)
	$4,781,089	$1,998,735	$7,545,435

As for the Company’s government grants and participation – see note 6a.

NOTE 10:-	SUBSEQUENT EVENTS
a.	On February 5, 2009 the Board approved the following:
-	Issuance of stock options to its non-executive directors – 90,000 stock options with a 10 year contractual life, vested on the first anniversary, exercise price of $0.65 per stock option.
-
Issuance of stock options to its executive directors and management – 250,000 stock options with a 10 year contractual life, vested in three equal annual installments, exercise price of $0.65 per stock option.

-	Issuance of stock options to its employees – 35,500 stock options with a 10 year contractual life, vested in four equal annual installments, exercise price of $0.65 per stock option.
b.	In March 2009, the lending shareholders as described in note 6b agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

MODIGENE INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
U.S. dollars

NOTE 11:-	AMENDED FINANCIAL STATEMENTS

On June 13, 2008, the Company received a comment letter from the United States Securities and Exchange Commission (“SEC”) regarding principally the accounting treatment of the May 2007 merger of Modigene Inc. into a wholly-owned subsidiary of the Company, as described in note 1b above.  As part of the Company’s response to the comment letter, an amendment to the Company’s annual report on Form 10-KSB was filed to amend the accounting treatment of the merger to a recapitalization in the year 2007. In accordance with Statement of Financial Accounting Standards No. 141, the Company has restated the 2007 financial statements to record the merger as a reverse acquisition.  The following financial statements line items were effected by the restatement:

	Originally reported	Restated	Difference
Balance Sheets as of December 31, 2007:
Additional paid-in capital	$35,368,596	$24,368,587	$11,000,009
(Deficit) accumulated during the development stage	$(23,506,580)	$(12,506,571)	$(11,000,009)

Statements of Operations for the year ended December 31, 2007:
In-process research and development write-off	$(11,000,009)	$-	$(11,000,009)
Operating (loss)	$(14,666,804)	$(3,666,795)	$(11,000,009)
Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)
(Loss) per share (basic & diluted)	$(0.52)	$(0.12)	$(0.40)

Statement of Stockholders’ Equity for the year ended December 31, 2007:
Additional paid-in capital	$35,368,596	$24,368,587	$11,000,009
(Deficit) accumulated during the development stage	$(23,506,580)	$(12,506,571)	$(11,000,009)
Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)

Statement of Cash Flows for the year ended December 31, 2007:

Net (loss)	$(14,313,212)	$(3,313,203)	$(11,000,009)
In-process research and development write-off	$(11,000,009)	$-	$(11,000,009)