Form 10-Q
period 2009-03-31
Modigene Inc.
filed 2009-05-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2009 there were 35,549,028 shares of common stock, par value $0.00001 per share (the “Common Stock”).

MODIGENE INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2009

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,555,044	$7,465,232
Accounts receivable and prepaid expenses	382,858	412,515
Restricted cash	82,684	91,078
Total current assets	6,020,586	7,968,825
Property and equipment, net	291,087	310,173
Long-term Assets:
Severance pay fund	74,465	73,775
Long term deposit	1,719	1,894
Total long term assets	76,184	75,669
Total assets	$6,387,857	$8,354,667
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$152,424	$156,039
Related party payables	41,902	51,374
Accrued expenses and other liabilities	1,118,761	188,660
Total current liabilities	1,313,087	396,073
Accrued severance pay	89,107	90,732
Commitments and contingent liabilities
Shareholders' equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8	8
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized; 35,549,028 shares issued and outstanding as of March 31, 2009 and December 31, 2008	355	355
Additional paid-in capital	27,644,285	27,407,606
(Deficit) accumulated during the development stage	(22,658,985)	(19,540,107)
Total shareholders' equity	4,985,663	7,867,862
Total liabilities and shareholders' equity	$6,387,857	$8,354,667

The accompanying notes are an integral  part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

				Period from
				May 31, 2005
	For the three months ended			(date of inception)
	March 31,			to March 31,
	2009	2008		2009

Revenues	$-		$-	$-

Operating expenses:

In-process research and development write-off			-	3,222,831
Research and development, net	2,585,702		740,510	10,131,137
General and administrative	478,734		608,802	9,796,308
Total operating expenses	3,064,436		1,349,312	23,150,276

Operating (loss)	(3,064,436)		(1,349,312)	(23,150,276)

Financial income	30,191		235,659	871,878
Financial (expenses)	(84,633)		(578)	(380,587)
Net (loss)	$(3,118,878)		$(1,114,231)	$(22,658,985)

(Loss) per share (basic & diluted)	$(0.09)	$	(0.03)	$(0.93)

Weighted average number of shares outstanding	35,549,028		35,473,187	24,399,702

The accompanying notes are an integral  part of the consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Period from
				May 31, 2005
	For the three months ended			(date of inception)
	March 31,			to March 31,
	2009	2008		2009

Cash flows from operating activities
Net cash (used in) operating activities	$(1,918,757)	$	(522,404)	$(11,778,484)

Cash flows from investing activities
Purchase of property and equipment	-		(69,720)	(416,250)
Payment for the acquisition of ModigeneTech Ltd.	-		-	(474,837)
Long term deposit	175		-	(1,719)
Restricted cash	8,394		(31,780)	(82,684)
Net cash provided by (used in) investing activities	8,569		(101,500)	(975,490)

Cash flows from financing activities
Short term bank credit	-		(1,886)	(2,841)
Proceeds from loans	-		-	(173,000)
Principal payment of loans	-		-	173,000
Proceeds from issuance of shares	-		2,000,000	18,311,859
Net cash provided by (used in) financing activities	-		1,998,114	18,309,018
(Decrease) increase in cash and cash equivalents	(1,910,188)		1,374,210	5,555,044
Cash and cash equivalents at the beginning of the period	7,465,232		11,455,807	-
Cash and cash equivalents at the end of the period	$5,555,044		$12,830,017	$5,555,044

Cash paid for income taxes	$-		$-	$-
Cash paid for interest expense	$22		$578	$295,991

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MODIGENE INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(Unaudited)
NOTE 1:-	GENERAL

Modigene Inc. ("the Company") was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $22,658,985 through March 31, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company's activities for at least a year with no need of additional financing.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to United States Securities and Exchange Commission (“SEC”)  rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2008 financial statements and the notes thereto included in the Company's Report on Form 10-K filed March 16, 2009.

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
Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. Securities excluded from the calculation for the three months periods ended March 31, 2009 and 2008 and for the period from May 31, 2005 (date of inception) to March 31, 2009 were 9,018,909, 6,634,524 and 4,675,467, respectively.

NOTE 3:-	SHAREHOLDERS' EQUITY

Option plans:

The Company issued stock options to purchase shares of common stock under its 2005 Stock Incentive Plan (the “2005 Plan”) and under its 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment.” The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model.
The following weighted average assumptions were used for the options granted during the year 2009: (i) annual dividends of $0.00, (ii) expected volatility of 116.72%, (iii) risk-free interest rate of 0.51%, and (iv) expected average option lives of 5 years.

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	March 31, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14
Issued under the 2005 plan	175,500	$0.65
Issued under the 2007 plan	200,000	$0.65
Forfeited	(2,353)	$1.49
Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,538,522	$1.14

The options outstanding as of March 31, 2009, have been separated into exercise prices, as follows:

		Remaining Weighted average contractual life
Exercise Price	Options Outstanding	(years)	Options Exercisable

$ 0.65	375,500	9.85	0
$ 0.879	1,265,474	6.97	1,265,474
$ 0.90	1,950,000	8.92	487,500
$ 0.93	25,000	8.93	6,250
$ 1.32	435,146	3.92	435,146
$ 1.50	130,500	9.07	-
$ 2.00	475,000	8.11	208,333
$ 2.50	148,819	4.01	135,819
	4,805,439	7.80	2,538,522

The weighted average fair value at grant date of options outstanding as of March 31, 2009 was $0.71.

Stock based compensation expense for the three months ended March 31, 2009 and 2008 and for the period from May 31, 2005 (date of inception) through March 31, 2009 were $236,679, $235,524 and $6,704,123, respectively. Stock based compensation for the period from May 31, 2005 (date of inception) through March 31, 2009 includes stock based payment in the acquisition of a subsidiary and deferred compensation on restricted shares in the amount of $3,876,960.

NOTE 4:-	EXTENSION OF LINE OF CREDIT

On March 25, 2008, the Company entered into a Credit Agreement with a group of investors. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by Company's board of directors (the “Board”). The maturity date for the line of credit is March 25, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 25, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 25, 2013. Upon the maturity date, as the same may be extended, the Company is obligated to repay all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. The Company is obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. In the event the Company determines to draw on the line of credit, or the Company elects to extend the maturity date until March 25, 2013, the Company will issue the Investors five-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s non-registered Common stock, having an exercise price of $0.99 per share.  In March 2009, the lending shareholders agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

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

Research and development grants received by ModigeneTech during the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009 amounted to $208,000, $396,260 and $1,445,517, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earnings per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 9,018,909, 7,217,321 and 4,675,467 for the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, respectively.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, the Company incurred net research and development expense in the aggregate of $2,585,702, $740,510 and $10,131,137, respectively. The increase resulted primarily from significant development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, the Company incurred general and administrative expenses in the aggregate of $478,734, $608,802 and $9,796,308, respectively.

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

In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, the Company incurred net financial income/(expense) in the aggregate of ($54,442), $235,081 and $491,291, respectively. The decrease resulted primarily from the lower balance of cash and cash equivalents held by the Company, as well as currency fluctuations on deposits in Israeli Shekels.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, the Company incurred stock-based compensation expenses in the aggregate of $236,679 $235,524 and $6,704,123, respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

 Cash Flows

In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, net cash used in operations was approximately $1,918,755, $522,404 and $11,778,484, respectively. The increase resulted primarily from significant manufacturing expenses associated with the production of large quantities of non-GMP and GMP hGH-CTP.

In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, net cash from investing activities was approximately $8,569, $(101,500) and $(975,490), respectively. The difference resulted primarily from a decrease in equipment purchases and lab buildup.

In the three month periods ending March 31, 2009 and 2008 and the period from May 31, 2005 (date of inception) to March 31, 2009, net cash provided by financing activities was approximately $0, $1,998,114 and $18,309,018, respectively. The difference resulted from no proceeds from issuance of shares to investors, compared with issuance of preferred shares during March 2008.

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

Under this line of credit, we may, at our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit is March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date will be extended until March 25, 2013. Upon the maturity date, we will be obligated to repay to TFG all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We will be obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. If we determine to draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we will issue to TFG 5-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share. On March 11, 2009, the Company entered into a letter agreement with TFG, as the lender under the line of credit between the Company and TFG, pursuant to which TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the three month periods ending March 31, 2009 and 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the three month periods ending March 31, 2009 and 2008.

 Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2009 and 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Pursuant to this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2009.

Changes in Internal Control over Financial Reporting

           There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as required by paragraph (d) of §2401.13a-15 or §2401.13a-15 that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.             Legal Proceedings.

Not Applicable.

ITEM 1A.          Risk Factors.

Not Applicable.

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.             Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.             Submission of Matters to a Vote of Security Holders.

Not Applicable.

ITEM 5.             Other Information.

On March 25, 2008, we entered into a line of credit with The Frost Group, LLC ("TFG") under which we may, at our discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit was March 25, 2009, unless (i) we borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elected to extend the line of credit. In either of such events, the maturity date would be extended until March 25, 2013.   We have not borrowed any funds under the line of credit.  On March 11, 2009, TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit, and on April 23, 2009, that deadline was further extended to May 29, 2009.  On May 14, 2009, the Company and TFG entered into another letter agreement, pursuant to which we now have until July 31, 2009 to elect whether to extend the line of credit.  If we determine to draw on the line of credit, or if we elect to extend the maturity date until March 25, 2013, we will issue to TFG five-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share.

ITEM 6.             Exhibits.

10.1 Letter Agreement between Modigene, Inc. and The Frost Group, LLC (Filed herewith).
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

MODIGENE INC.

May 14, 2009	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer