Form 10-Q
period 2009-06-30
PROLOR Biotech, Inc.
filed 2009-08-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:    000-52691

PROLOR BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sapir Street, Weizmann Science Park
Nes-Ziona, Israel	74140
(Address of principal executive offices)	(Zip Code)

(866) 644-7811
(Registrant’s telephone number, including area code)

______________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2009 there were 35,549,017 shares of common stock, par value $0.00001 per share (the “Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2009

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,752,648		$7,465,232
Accounts receivable and prepaid expenses	1,091,926		412,515
Restricted cash	88,359		91,078
Total Current Assets	4,932,933		7,968,825
Property and Equipment, net	305,241		310,173
Long-term Assets:
Severance pay fund	93,282		73,775
Long term deposit	1,837		1,894
Total Long Term Assets	95,119		75,669
Total Assets	$5,333,293		$8,354,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term bank credit	$	$
Trade payables	312,454		156,039
Related party payables	47,001		51,374
Accrued expenses and other liabilities	516,308		188,660
Total Current Liabilities	875,763		396,073
Accrued Severance Pay	108,050		90,732
Commitments and Contingent Liabilities
Shareholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 800,000 issued and outstanding	8		8
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 35,549,028 shares issued and outstanding as of June 30, 2009 and December 31, 2008	355		355
Additional paid-in capital	27,824,317		27,407,606
(Deficit) accumulated during the development stage	(23,475,200)		((19,540,107
Total Shareholders’ Equity	4,349,480		7,867,862
Total Liabilities and Shareholders’ Equity	$5,333,293		$8,354,667

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30		For the three months ended June 30,		Period from May 31, 2005 (date of inception) to June 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	2,890,403	2,095,957	304,701	1,355,447	10,435,838
General and administrative	973,042	1,221,431	494,308	612,628	10,290,616
Total operating expenses	3,863,445	3,317,388	799,009	1,968,075	23,949,285

Operating (loss)	(3,863,445)	(3,317,388)	(799,009)	(1,968,075)	(23,949,285)

Financial income	34,194	356,274	4,003	120,614	875,881
Financial (expenses)	(105,842)	(790)	(21,209)	(212)	(401,796)

Net (loss)	$(3,935,093)	$(2,961,904)	$(816,215)	$(1,847,673)	$(23,475,200)

(Loss) per share (basic & diluted)	$(0.11)	$(0.08)	$(0.02)	$(0.05)	$(0.94)

Weighted average number of shares outstanding	35,549,028	35,511,107	35,549,028	35,549,028	25,080,177

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Period from May 31, 2005 (date of inception) to June 30,
	2009	2008	2009

Cash flows from operating activities
Net (loss)	$(3,935,093)	$(2,961,904)	$(23,475,200)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	38,165	26,537	158,598
In-process research and development write-off	-	-	3,222,831
Stock based compensation	416,711	548,764	6,884,155
Increase in accrued severance pay, net	(2,189)	(1,465)	14,768
Decrease (increase) in accounts receivable and prepaid expenses	(679,411)	361,420	(1,091,649)
Increase in trade payables	156,415	254,164	302,350
Increase (decrease) in related party payables	(4,373)	20,466	47,001
Increase (decrease) in accrued expenses and other liabilities	327,648	(67,461)	395,292
Net cash (used in) operating activities	(3,682,127)	(1,819,479)	(13,541,854)

Cash flows from investing activities
Purchase of property and equipment	(33,233)	(156,746)	(449,483)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	57	-	(1,837)
Restricted cash	2,719	(39,818)	(88,359)
Net cash (used in) investing activities	(30,457)	(196,564)	(1,014,516)

Cash flows from financing activities
Short term bank credit	-	(1,866)	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	-	2,000,000	18,311,859
Net cash provided by financing activities	-	1,998,114	18,309,018
(Decrease) increase in cash and cash equivalents	(3,712,584)	(17,929)	3,752,648
Cash and cash equivalents at the beginning of the period	7,465,232	11,455,807	-
Cash and cash equivalents at the end of the period	$3,752,648	$11,437,878	$3,752,648

Non cash transactions:
Employee options exercised into shares	-	-	$140
Issuance of common stock in reverse acquisition	-	-	$73

Additional information:
Cash paid for income taxes	-	-	$-
Cash paid for interest expense	46	578	$296,015

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(Unaudited)

NOTE 1:-	GENERAL

PROLOR Biotech Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiaries, Modigene Inc., a Delaware corporation (“Modigene Delaware”), and ModigeneTech Ltd., an Israeli based subsidiary (“ModigeneTech”).
On June 12, 2009 the Company changed its name from Modigene Inc. to PROLOR Biotech Inc.

The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $23,475,200 through June 30, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need of additional financing.
On July 23, 2009, the Company closed on an issuance of preferred shares for a total consideration of $2 million. See note 6b.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:
The accompanying unaudited financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the December 31, 2008 financial statements and the notes thereto included in the Company’s Report on Form 10-K filed March 16, 2009.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

b.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Delaware Inc. and ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:
Basic and diluted losses per share are presented in accordance with FASB issued SFAS no. 128 “Earnings per share” (“SFAS 128”).
Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. Securities excluded from the calculation for the three months periods ended June 30, 2009 and 2008, were 9,164,362 and 7,923,881, respectively. Securities excluded from the calculation for the six months ended June 30, 2009 and 2008, were 9,092,037 and 7,297,555, respectively. Securities excluded from the calculation for the period from May 31, 2005 (date of inception) to June 30, 2009, were 4,949,437.

NOTE 3:-	EMPLOYEES’ STOCK OPTION PLANS

The Company has issued stock options to purchase shares of common stock under its 2005 Stock Incentive Plan (the “2005 Plan”) and 2007 Equity Incentive Plan (the “2007 Plan”). The Company accounts for stock based compensation using the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share Based Payment.” The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model.
The following weighted average assumptions were used for the options granted during the year 2009: (i) annual dividends of $0.00, (ii) expected volatility of 116.72%, (iii) risk-free interest rate of 0.51%, and (iv) expected average option lives of 5 years.
On May 22, 2009, the Company approved an amendment to the 2007 Equity Incentive Plan, which increased the number of shares authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares. The Amendment became effective on May 28, 2009.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(Unaudited)

NOTE 3:-	EMPLOYEES’ STOCK OPTION PLANS (continued)

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	June 30, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14
Issued under the 2005 Plan	175,500	$0.65
Issued under the 2007 Plan	200,000	$0.65
Forfeited	(2,353)	$1.49
Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,721,397	$1.19

The options outstanding as of June 30, 2009, have been separated into exercise prices, as follows:

	Options	Remaining Weighted average	Options
Exercise Price	Outstanding	contractual life (years)	Exercisable

$0.65	375,500	9.60	0
$0.879	1,265,474	6.73	1,265,474
$0.90	1,950,000	8.67	487,500
$0.93	25,000	8.68	8,333
$1.32	435,146	3.67	435,146
$1.50	130,500	8.82	40,958
$2.00	475,000	7.86	341,667
$2.50	148,819	3.76	142,319
	4,805,439	7.55	2,721,397

Weighted average fair value at grant date of options outstanding as of June 30, 2009 $0.71.
Stock based compensation expense for the three months ended June 30, 2009 and 2008, were $180,032 and $312,595 respectively. Stock based compensation expenses for the six months ended June 30, 2009 and 2008 were $416,711 and $548,757 respectively. Stock based compensation expenses for the period from May 31, 2005 (date of inception) through June 30, 2009 were $6,884,155, of which $3,876,960 were expensed in acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(Unaudited)

NOTE 4:-	RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. The objective of this Statement is to replace SFAS 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS 168, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

NOTE 5:-	LINE OF CREDIT

On March 25, 2008, the Company entered into a Credit Agreement with a group of investors. Under this line of credit, the Company may, at its discretion, borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes of the Company, as approved by Company’s board of directors (the “Board”). The maturity date for the line of credit was March 25, 2009, unless (i) the Company has borrowed any funds under the line of credit prior to March 25, 2009, or (ii) the Company elects to extend the line of credit. In either of such events the maturity date will be extended until March 25, 2013. In March 2009, the lending investors agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit. On April 23, 2009, the Company entered into a second letter agreement, pursuant to which investors agreed to grant the Company until May 29, 2009 to elect whether to extend the line of credit. Upon the maturity date, as the same may be extended, the Company would become obligated to repay any outstanding borrowings, together with any accrued interest, and the line of credit would terminate. Interest on any outstanding borrowings under the line of credit would accrue at a 10% annual rate. In the event the Company determined to draw on the line of credit, or the Company elected to extend the maturity date until March 25, 2013, the Company would be obligated to issue the investors five-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s unregistered common stock, having an exercise price of $0.99 per share.

PROLOR BIOTECH, INC. AND SUBSIDIARY
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

(Unaudited)

NOTE 6:-	SUBSEQUENT EVENTS

a.	Termination of Line of Credit:
On July 22, 2009 the parties to the credit agreement discussed in Note 5 above entered a Termination of Credit Agreement and Cancellation and Termination of Note and Security Agreement, under which the agreement terminated and thereafter was of no further force or effect.

b.	Preferred Securities Purchase Agreement
On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of up to 5,000,000 shares of the Company’s newly-designated 10.0% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share (“Series B Preferred Stock”), at a purchase price of $2.00 per share. On July 23, 2009, the Company closed on the issuance of 1,000,000 shares for aggregate consideration of $2.0 million. Under the Purchase Agreement, the Company may elect, in its sole discretion, to close on the sale and issuance of up to an additional $8 million of Series B Preferred Stock, at a purchase price of $2.00 per share, on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date. The Company must issue a minimum of $2 million of Series B Preferred Stock in any such future closing; however, the Company is not obligated to effect any such future closings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

Note Regarding Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like). In the normal course of business, PROLOR Biotech, Inc. (“Prolor” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company, may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans, strategies or opportunities, and/or projected or anticipated benefits or other consequences of such plans, strategies, or opportunities, including anticipated revenues or earnings. Prolor bases the forward-looking statements on its current expectations, estimates and projections. Prolor cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Prolor cannot predict. In addition, Prolor has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of future events described in such forward-looking statements in this Management’s Discussion and Analysis, or elsewhere, could differ materially from those stated in such forward-looking statements.

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

Historical Note

On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Company acquired the business of Modigene Delaware pursuant to the Merger and continued the existing business operations of Modigene Delaware as a publicly-traded company under the name Modigene Inc. In the Merger, the stockholders of Modigene Delaware received Common Stock of the Company in exchange for their shares of common stock of Modigene Delaware. Pursuant to the Merger Agreement the Company became the holding company of Modigene Delaware and ModigeneTech Ltd., an Israeli company (“ModigeneTech”). On June 10, 2009, we changed our name from Modigene Inc. to PROLOR Biotech, Inc. On June 12, 2009, and in connection with the name change, shares of our common stock began trading on the OTC Bulletin Board under the symbol PBTH.

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 of the Financial Accounting Standards Board (“FASB”), “Foreign Currency Translation.” All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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

The Company’s long-lived assets have been reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Research and development grants received by ModigeneTech during the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009 amounted to $181,449, $102,846 and $1,507,592, respectively. Research and development grants received by ModigeneTech during the six month periods ended June 30, 2009 and 2008 amounted to $389,429 and $499,106, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with Statement of Financial Accounting Standard No. 128 “Earnings per Share.” Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 9,164,362, 7,923,881 and 4,949,437 for the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, respectively. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share for the six month periods ended June 30, 2009 and 2008 were 9,092,037 and 7,297,555, respectively.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, the Company incurred net research and development expense in the aggregate of $304,701, $1,355,447 and $10,435,838, respectively. In the six month periods ended June 30, 2009 and 2008 the Company incurred net research and development expense in the aggregate of $2,890,403, $2,095,957, respectively. The increase resulted primarily from significant development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, the Company incurred general and administrative expenses in the aggregate of $494,308, $612,628 and $10,290,616, respectively. In the six month periods ended June 30, 2009 and 2008, the Company incurred general and administrative expenses in the aggregate of $973,042 and $1,221,431, respectively.

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

In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, the Company incurred net financial income/(expense) in the aggregate of ($17,206), $120,402 and $474,085, respectively. In the six month periods ended June 30, 2009 and 2008, the Company incurred net financial income/(expense) in the aggregate of ($71,648) and $355,484, respectively. The decrease resulted primarily from the lower balance of cash and cash equivalents held by the Company, as well as currency fluctuations on deposits in Israeli Shekels.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, the Company incurred stock-based compensation expenses in the aggregate of $180,032 $312,595 and $6,884,155, respectively. For the six month periods ended June 30, 2009 and 2008 the Company incurred stock-based compensation expenses in the aggregate of $416,711 and $548,757 respectively.

The Company applies SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) with respect to options and warrants issued to non-employees.

SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

 Cash Flows

In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, net cash used in operations was approximately $1,763,312, $1,297,075 and $13,541,854, respectively. In the six month periods ended June 30, 2009 and 2008 net cash used in operations was approximately $3,682,127 and $1,819,479, respectively. The increase resulted primarily from significant manufacturing expenses associated with the production of large quantities of non-GMP and GMP hGH-CTP, as well as long-term tox studies in rats and primates.

In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, net cash from investing activities was approximately $(39,083), $(95,064) and $(1,014,516), respectively. In the six month periods ended June 30, 2009 and 2008, net cash from investing activities was approximately $(30,457) and $(196,564), respectively. The difference resulted primarily from a decrease in equipment purchases and lab buildup.

In the three month periods ended June 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to June 30, 2009, net cash provided by financing activities was approximately $0, $20 and $18,309,018, respectively. In the six month periods ended June 30, 2009 and 2008, net cash provided by financing activities was approximately $0 and $1,998,114, respectively. The difference resulted from no proceeds from issuance of shares to investors, compared with issuance of preferred shares during March 2008.

Funding Requirements

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff, adds infrastructure, and incurs additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs, and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

On March 25, 2008, we entered into a line of credit with The Frost Group, LLC (“TFG”), a Florida limited liability company whose members include Frost Gamma Investments Trust (the “Frost Trust”), Jane Hsiao, M.B.A., Ph.D., and Steven D. Rubin. Dr.Phillip Frost, the Chairman of our board of directors, is the sole trustee of the Frost Trust. Frost Gamma, L.P. is the sole and exclusive beneficiary of the Frost Trust, and Dr. Frost is one of two limited partners of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr.Frost is the sole stockholder of Frost-Nevada Corporation. Dr. Hsiao and Mr. Rubin are also directors of the Company.

Under this line of credit, we were able, at our discretion, to borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit was March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date would be extended until March 25, 2013. Upon the maturity date, we would be obligated to repay to TFG all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We would be obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. If we determined to draw on the line of credit, or if we elected to extend the maturity date until March 25, 2013, we would issue to TFG 5-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share. On March 11, 2009, the Company entered into a letter agreement with TFG, as the lender under the line of credit between the Company and TFG, pursuant to which TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit. On April 23, 2009, the Company entered into a second letter agreement with TFG, pursuant to which TFG agreed to grant the Company until May 29, 2009 to elect whether to extend the line of credit. On July 22, 2009 the parties entered a Termination of Credit Agreement and Cancellation and Termination of Note and Security Agreement, under which the agreement terminated and became of no further force or effect.

On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of up to 5,000,000 shares of the Company’s newly-designated 10.0% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share (“Series B Preferred Stock”), at a purchase price of $2.00 per share. On July 23, 2009, the Company closed on the issuance of 1,000,000 shares for aggregate consideration of $2.0 million. Under the Purchase Agreement, the Company may elect, in its sole discretion, to close on the sale and issuance of up to an additional $8 million of Series B Preferred Stock, at a purchase price of $2.00 per share, on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date. The Company must issue a minimum of $2 million of Series B Preferred Stock in any such future closing; however, the Company is not obligated to effect any such future closings. Among the Investors party to the Purchase Agreement are Frost Gamma Investments Trust, a trust controlled by Dr. Phillip Frost, the Company’s Chairman of the Board and its largest beneficial stockholder, Hsu Gamma Investment, L.P., the general partner of which is Dr. Jane Hsiao, a director, and Steven D. Rubin, a director.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Except for the Purchase Agreement described above, we currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the three month periods ended June 30, 2009 and 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the three month periods ended June 30, 2009 and 2008.

 Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2009 and 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Pursuant to this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as required by paragraph (d) of §2401.13a-15 or §2401.13a-15 that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Not Applicable.

ITEM 1A.	Risk Factors.

Not Applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.	Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on May 21, 2009, the following matters were voted on by our shareholders: (1) the election of eight directors; (2) the amendment of our articles of incorporation to change the name of the Company from “Modigene Inc.” to “PROLOR Biotech, Inc.”; (3) the amendment of our 2007 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,000,000 to 6,000,000; and (4) the ratification of the appointment by the Board of Directors of Yarel + Partners as our independent registered accounting firm for the fiscal year ending December 31, 2009. The results of such shareholder vote are as follows:

(1)           Election of Directors

	For	Withheld
Fuad Fares	21,115,365	1,105,054
Phillip Frost	21,115,365	1,105,054
Marian Gorecki	21,116,365	1,104,054
Abraham (Avri) Havron	21,108,934	1,111,485
Jane H. Hsiao	22,161,267	1,110,485
Shai Novik	21,115,365	1,105,054
Steven D. Rubin	21,115,365	1,105,054
Adam Stern	21,115,365	1,105,054

(2)           Approval of the amendment of our articles of incorporation to change the name of the Company from “Modigene Inc.” to “PROLOR Biotech, Inc.”

Number of votes cast for the proposal	22,032,366
Number of votes cast against the proposal	1,372,880
Number of abstentions	11,576

(3)           Approval of the amendment of our 2007 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,000,000 to 6,000,000

Number of votes cast for the proposal	15,565,586
Number of votes cast against the proposal	1,717,705
Number of abstentions	387,113

(4)           Approval of the ratification of the appointment by the Board of Directors of Yarel + Partners as our independent registered accounting firm for the fiscal year ending December 31, 2009

Number of votes cast for the proposal	23,157,228
Number of votes cast against the proposal	46,576
Number of abstentions	0

ITEM 5.	Other Information.

Not Applicable.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation of PROLOR Biotech, Inc., as amended (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).
32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

August 14, 2009	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer