Form 10-Q
period 2009-09-30
PROLOR Biotech, Inc.
filed 2009-11-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2009 there were 35,549,017 shares of common stock, par value $0.00001 per share (the “Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,580,301	$7,465,232
Accounts receivable and prepaid expenses	1,103,434	412,515
Restricted cash	92,144	91,078
Total current assets	5,775,879	7,968,825
Property and equipment, net	298,901	310,173
Long-term Assets:
Severance pay fund	110,470	73,775
Long term deposit	1,917	1,894
Total long term assets	112,387	75,669
Total assets	$6,187,167	$8,354,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$171,846	$156,039
Related party payables	45,912	51,374
Accrued expenses and other liabilities	246,641	188,660
Total current liabilities	464,399	396,073
Accrued severance pay	127,043	90,732
Commitments and contingent liabilities
Shareholders’ equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 1,800,000 issued and outstanding as of September 30, 2009, 800,000 issued and outstanding as of December 31, 2008	18	8
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized; 35,549,017 shares issued and outstanding as of September 30, 2009 and December 31, 2008	355	355
Additional paid-in capital	29,976,122	27,407,606
(Deficit) accumulated during the development stage	(24,380,770)	(19,540,107)
Total shareholders’ equity	5,595,725	7,867,862
Total liabilities and shareholders’ equity	$6,187,167	$8,354,667

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the nine months ended		For the three months ended		(date of inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:

In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	3,466,320	3,271,560	575,917	1,175,602	11,011,755
General and administrative	1,374,910	1,762,217	401,868	540,786	10,692,484
Total operating expenses	4,841,230	5,033,777	977,785	1,716,388	24,927,070

Operating (loss)	(4,841,230)	(5,033,777)	(977,785)	(1,716,388)	(24,927,070)

Financial income	101,234	218,837	73,256	-	942,921
Financial (expenses)	(100,667)	-	(1,041)	(136,648)	(396,621)

Net (loss)	$(4,840,663)	$(4,814,940)	$(905,570)	$(1,853,036)	$(24,380,770)

(Loss) per share (basic & diluted)	$(0.14)	$(0.14)	$(0.03)	$(0.05)	$(0.95)

Weighted average number of shares outstanding	35,549,028	35,523,748	35,549,028	35,549,028	25,688,601

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
	For the nine months ended		(date of inception)
	September 30,		to September 30,
	2009	2008	2009
Cash flows from operating activities
Net (loss)	$(4,840,663)	$(4,814,940)	$(24,380,770)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	58,112	42,921	178,545
In-process research and development write-off			3,222,831
Stock based compensation	572,526	828,819	7,039,970
(Decrease) increase in accrued severance pay, net	(384)	31,975	16,573
Decrease (increase) in accounts receivable and prepaid expenses	(690,919)	399,082	(1,103,157)
Increase in trade payables	15,807	29,110	161,742
Increase (decrease) in related party payables	(5,462)	36,032	45,912
Increase (decrease) in accrued expenses and other liabilities	57,981	(67,402)	125,625
Net cash (used in) operating activities	(4,833,024)	(3,514,403)	(14,692,729)

Cash flows from investing activities
Purchase of property and equipment	(46,840)	(184,788)	(463,090)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	(23)	-	(1,917)
Restricted cash	(1,066)	(39,859)	(92,144)
Net cash (used in) investing activities	(47,929)	(224,647)	(1,031,988)

Cash flows from financing activities
Short term bank credit	-	(1,866)	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares, net	1,996,000	2,000,000	20,307,859
Net cash provided by financing activities	1,996,000	1,998,134	20,305,018

Increase (decrease) in cash and cash equivalents	(2,884,931)	(1,740,916)	4,580,301
Cash and cash equivalents at the beginning of the period	7,465,232	11,455,807	-
Cash and cash equivalents at the end of the period	$4,580,301	$9,714,891	$4,580,301

Non cash transactions:
Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$59	$830	$296,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (the “Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiaries, Modigene Inc., a Delaware based subsidiary and ModigeneTech Ltd., an Israeli based subsidiary.
On June 12, 2009 the company changed its name from Modigene Inc. to PROLOR Biotech, Inc.

b.
The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $24,380,770 through September 30, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need of additional financing.

c.
On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of up to 5,000,000 shares (the “Shares”) of the Company’s newly-designated 10.0% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share (“Series B Preferred Stock”), at a purchase price of $2.00 per share.  On July 23, 2009 (the “Closing Date”), the Company closed on the issuance of 1,000,000 Shares for aggregate consideration of $1,996,000 ($2,000,000 net of issuance costs of $4,000). Under the Purchase Agreement, the Company may elect, in its sole discretion, to close on the sale and issuance of up to an additional $8 million of Series B Preferred Stock, at a purchase price of $2.00 per share, on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date.  The Company must issue a minimum of $2 million of Series B Preferred Stock in any such future closing; however, the Company is not obligated to effect any such future closings.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 1:-	GENERAL (continued)

d.
On March 25, 2009, the Company entered into a Credit Agreement with a group of investors, which line of credit provided the Company with borrowing availability of up to $10,000,000 for working capital or general corporate purposes.  The Credit Agreement was terminated on July 22, 2009, pursuant to a Termination of Credit Agreement and Cancellation of Note and Security Agreement.

e.
On July 27, 2009, the Company entered into an evaluation and option agreement with Yeda Research and Development Co. Ltd. (“Yeda”), pursuant to which the Company may obtain from Yeda a license for the right to develop a number of peptide drug candidates, including an anti-obesity drug candidate.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc. and ModigeneTech Ltd.  Intercompany transactions and balances have been eliminated upon consolidation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share” (formerly SFAS No. 128), Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. Securities excluded from the calculation for the three month periods ended September 30, 2009 and 2008, were 9,420,772 and 7,971,668, respectively. Securities excluded from the calculation for the nine months ended September 30, 2009 and 2008, were 9,372,821 and 7,493,100, respectively. Securities excluded from the calculation for the period from May 31, 2005 (date of inception) to September 30, 2009, were 5,194,398.

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

  In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), did not have any impact on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805 (formerly SFAS No. 141 revised 2007, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC 810-10 (formerly SFAS No. 160, “Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Effective January 1, 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC 350-30 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

  Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, “Subsequent Events”). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65 (formerly FASB Staff Positions (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), provides additional guidelines for estimating

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65 (formerly FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective as of January 1, 2010.  The Company has evaluated these amendments and believes that they will have no impact on its financial condition or results of operations.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:
•      ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company does not expect these updates to have any impact on its financial position and results of operations.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS

The Company issued stock options to purchase shares of common stock under the 2005 Stock Incentive Plan (the “2005 Plan”) and the 2007 Equity Incentive Plan (the “2007 Plan”).
On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares. The Amendment became effective on May 28, 2009.
The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation” (formerly SFAS No. 123R), The fair value of each stock option is estimated based upon grant date fair value using the Black-Scholes option-pricing model.
The following weighted average assumptions were used for the options granted during the year 2009: (i) annual dividends of $0.00, (ii) expected volatility of 117%, (iii) risk-free interest rate of 0.01%, and (iv) expected average option lives of 10 years.

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	For the nine months ended
	September 30, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14
Issued under the 2005 plan	175,500	$0.65
Issued under the 2007 plan	200,000	$0.65
Forfeited	(2,353)	$1.49
Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,721,397	$1.19

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

(Unaudited)

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS (continued)

The options outstanding as of September 30, 2009, have been separated into exercise prices, as follows:

		Remaining Weighted Average
Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable

$0.650	375,500	9.35	0
$0.879	1,265,474	6.47	1,265,474
$0.900	1,950,000	8.42	487,500
$0.930	25,000	8.43	8,333
$1.320	435,146	3.42	435,146
$1.500	130,500	8.57	40,958
$2.000	475,000	7.61	341,667
$2.500	148,819	3.51	142,319
	4,805,439	7.30	2,721,397

The weighted average fair value at grant date of options outstanding as of September 30, 2009 was $0.71.

Stock-based compensation expenses for the three months ended September 30, 2009 and 2008 were $155,815 and $277,099 respectively. Stock based compensation expenses for the nine months ended September 30, 2009 and 2008 were $572,526 and $828,819 respectively. Stock based compensation expenses for the period from May 31, 2005 (date of inception) through September 30, 2009 was $7,039,970, of which $3,876,960 was expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

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

Historical Note

On May 9, 2007, Modigene Inc., a Delaware corporation (“Modigene Delaware”), Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”) and the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Delaware, with Modigene Delaware remaining as the surviving entity and a wholly-owned subsidiary of the Company.  As a result, the Company became the holding company of Modigene Delaware and ModigeneTech Ltd., an Israeli company (“ModigeneTech”), and acquired the business of Modigene Delaware and ModigeneTech and continued their existing business operations as a publicly-traded company under the name Modigene Inc.  In the Merger, the stockholders of Modigene Delaware received Common Stock of the Company in exchange for their shares of common stock of Modigene Delaware.  On June 10, 2009, we changed our name from Modigene Inc. to PROLOR Biotech, Inc.  On June 12, 2009, and in connection with the name change, shares of our common stock began trading on the OTC Bulletin Board under the symbol PBTH.

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

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with ASC 830 “Foreign Currency Matters” (formerly SFAS No. 52). All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of its wholly owned subsidiaries Modigene Inc. and ModigeneTech Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

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

The Company’s long-lived assets have been reviewed for impairment in accordance with ASC 360 “Property, Plant and Equipment” (formerly SFAS No. 144), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Research and development grants received by ModigeneTech during the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009 amounted to $49,341, $0 and $1,556,933, respectively.  Research and development grants received by ModigeneTech during the nine months ended September 30, 2009 and 2008 amounted to $438,770 and $499,105, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260 “Earnings per Share” (formerly SFAS No. 128). Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 9,420,772, 7,971,668 and 5,194,398 for the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, respectively. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share for the nine months ended September 30, 2009 and 2008 were 9,372,821 and 7,493,100, respectively.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. In the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, the Company incurred net research and development expense in the aggregate of $575,917, $1,175,602 and $11,011,755, respectively. In the nine months ended September 30, 2009 and 2008 the Company incurred net research and development expense in the aggregate of $3,466,320 and $3,271,560, respectively. The decrease for the three month period resulted primarily from reduction in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel and continues to be subject to the reporting obligations applicable to public companies in the United States. In the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, the Company incurred general and administrative expenses in the aggregate of $401,868, $540,786 and $10,692,484, respectively. In the nine months ended September 30, 2009 and 2008, the Company incurred general and administrative expenses in the aggregate of $1,374,910 and $1,762,217, respectively. The decrease resulted primarily from reduction in salaries and use of professional service providers.

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

In the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, the Company incurred net financial income/(expense) in the aggregate of $72,215, ($136,648) and $546,300, respectively. In the nine months ended September 30, 2009 and 2008, the Company incurred net financial income/(expense) in the aggregate of $567 and $218,837, respectively. The decrease resulted primarily from the lower balance of cash and cash equivalents held by the Company, as well as currency fluctuations on deposits in Israeli Shekels.

Stock-based Compensation

On January 1, 2006, the Company adopted ASC 718 “Compensation – Stock Compensation” (formerly SFAS 123R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plan, based on estimated fair values of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The Company recognized compensation expense for the value of these awards, based on the straight line method over the requisite service period of each award.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, the Company incurred stock-based compensation expenses in the aggregate of $155,815, $277,099 and $7,039,970, respectively. For the nine months ended September 30, 2009 and 2008 the Company incurred stock-based compensation expenses in the aggregate of $572,526 and $828,819 respectively.

The Company applies ASC 505 “Equity” (formerly SFAS 123 and EITF 96-18) with respect to options and warrants issued to non-employees. ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

In the nine months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, net cash used in operations was approximately $4,833,024, $3,514,403 and $14,692,729, respectively. The increase for the nine months period resulted primarily from significant manufacturing expenses associated with the production of large quantities of non-GMP and GMP hGH-CTP, as well as long-term tox studies in rats and primates.

In the nine months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, net cash from investing activities was approximately $(47,929), $(224,647) and $(1,031,988),, respectively. The difference resulted primarily from a decrease in equipment purchases and lab buildup.

In the nine months ended September 30, 2009 and 2008 and the period from May 31, 2005 (date of inception) to September 30, 2009, net cash provided by financing activities was approximately $1,996,000, $1,998,134 and $20,305,018, respectively.

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

On March 25, 2008, we entered into a line of credit with The Frost Group, LLC (“TFG”), a Florida limited liability company whose members include Frost Gamma Investments Trust (the “Frost Trust”), a trust controlled by Dr. Phillip Frost, the Company’s Chairman of the Board and its largest beneficial stockholder, Jane Hsiao, M..B.A., Ph.D., and Steven D. Rubin.  Dr. Hsiao and Mr. Rubin are also directors of the Company.

Under this line of credit, we were able, at our discretion, to borrow up to $10,000,000, which proceeds may be used for working capital or general corporate purposes, as approved by our board of directors. The maturity date for the line of credit was March 25, 2009, unless (i) we have borrowed any funds under the line of credit prior to March 25, 2009, or (ii) we elect to extend the line of credit. In either of such events, the maturity date would be extended until March 25, 2013. Upon the maturity date, we would be obligated to repay to TFG all outstanding borrowings, together with any accrued interest, and the line of credit will terminate. We would be obligated to pay interest on outstanding borrowings under the line of credit at a 10% annual rate. If we determined to draw on the line of credit, or if we elected to extend the maturity date until March 25, 2013, we would issue to TFG 5-year warrants to purchase 1,500,000 shares of our common stock, having an exercise price of $0.99 per share. On March 11, 2009, the Company entered into a letter agreement with TFG, as the lender under the line of credit between the Company and TFG, pursuant to which TFG agreed to grant the Company until April 30, 2009 to elect whether to extend the line of credit. On April 23, 2009, the Company entered into a second letter agreement with TFG, pursuant to which TFG agreed to grant the Company until May 29, 2009 to elect whether to extend the line of credit. On July 22, 2009 the parties entered a Termination of Credit Agreement and Cancellation and Termination of Note and Security Agreement, under which the Credit Agreement terminated.

On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of up to 5,000,000 shares of the Company’s newly-designated 10.0% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share (“Series B Preferred Stock”), at a purchase price of $2.00 per share.  On July 23, 2009, the Company closed on the issuance of 1,000,000 shares for aggregate consideration of $1,996,000 ($2,000,000 net of issuance costs of $4,000). Under the Purchase Agreement, the Company may elect, in its sole discretion, to close on the sale and issuance of up to an additional $8 million of Series B Preferred Stock, at a purchase price of $2.00 per share, on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date.  The Company must issue a minimum of $2 million of Series B Preferred Stock in any such future closing; however, the Company is not obligated to effect any such future closings.  Among the Investors party to the Purchase Agreement are the Frost Trust, Hsu Gamma Investment, L.P., the general partner of which is Dr. Jane Hsiao, a director, and Steven D. Rubin, a director.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations during the three month and nine month periods ended September 30, 2009 and 2008.

Currency fluctuations could affect the Company by increased or decreased costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations during the three month and nine month periods ended September 30, 2009 and 2008.

 Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2009 and 2008.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4T.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Pursuant to this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as required by paragraph (d) of §2401.13a-15 or §2401.13a-15 that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings.

Not Applicable.

ITEM 1A.        Risk Factors.

Not Applicable.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

ITEM 3.           Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

Not Applicable.

ITEM 5.           Other Information.

Not Applicable.

ITEM 6.           Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).
32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

November 13, 2009	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer