Form 10-K
period 2009-12-31
PROLOR Biotech, Inc.
filed 2010-03-26
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).
Yes ☐        No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,952,807 (based on a closing price of $0.82 per share for the registrant’s common stock on the OTCBB on June 30, 2009).

As of March 22, 2010, the registrant had 46,168,311 shares of common stock outstanding.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2010 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INDEX AND CROSS REFERENCE SHEET

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects.  You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters.  Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made.  Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.  Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements.  Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	our limited operating history;

•	our lack of any commercialized products or technologies;

•	our product candidates are at an early stage of product development and may never be commercialized;

•	that we may be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

•
our need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests;

•
if we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies;

•	our dependence on key members of our management and advisory team;

•	our potential inability to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees;

•	our current lack of sales, marketing or distribution capabilities;

•	potential product liability claims if our product candidates cause harm to patients;

•
our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended;

•
clinical trials are very expensive, time-consuming and difficult to design and implement and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues;

•	the manufacture of our product candidates is an exacting and complex process, and if we or one of our materials suppliers encounters problems manufacturing its products, our business could suffer;

•	our reliance on third parties to implement our manufacturing and supply strategies;

•	our inability to successfully integrate any acquisitions of technologies or products;

•	our inability to successfully grow and expand our business;

•	our inability to obtain adequate insurance;

•	costs associated with being a U.S. public reporting company;

•	our holding company structure and our dependence on cash flow from our wholly-owned subsidiaries to meet our obligations;

•	liabilities arising from our prior business;

•	our inability to maintain an effective system of internal controls;

•	the impact of potential political, economic and military instability in the State of Israel, where key members of our senior management and our research and development facilities are located;

•	recent disruptions in the financial markets and global economic conditions;

•	our dependence on our license of core technology from Washington University;

•	our failure to obtain or maintain or protect our patents, licensing agreements and other intellectual property;

•	the cost of potential litigation required to protect our intellectual property or to defend against claims alleging that we have violated the intellectual property rights of others;

•	our inability to enforce confidentiality agreements, which could result in third parties using our intellectual property to compete against us;

•	our inability to obtain required regulatory approvals in the United States to market our proposed product candidates;

•	the impact of government regulations and delays associated with obtaining required regulatory approvals in the United States necessary to market our proposed product candidates;

•	the impact of competition and continuous technological change;

•	the impact of healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products;

•	compliance with federal anti-kickback laws and regulations;

•	the volatility, limited trading history and liquidity of our common stock;

•	the potential that our common stock may be a “penny stock”;

•	that we do not anticipate paying dividends on our common stock;

•	a lack of security analyst coverage of our company;

•	potential dilution of your ownership interest because of future issuances of additional shares of our common stock and our preferred stock;

•	that our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders; and

•	sales by stockholders who had previously been subject to restrictions on the sale of their shares and who may now sell those shares into the public market.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. These and other risks are detailed in this Annual Report on Form 10-K, in the documents that we incorporate by reference into this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Annual Report on Form 10-K to reflect future events or circumstances. We qualify any and all of our forward-looking statements by these cautionary factors.

PART I

Item 1.	Business

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company”, “Prolor”, “we,” “us” and “our” refer to PROLOR Biotech, Inc., a Nevada corporation (formerly Modigene Inc.), including its direct and indirect wholly-owned subsidiaries, Modigene, Inc., a Delaware corporation, which we refer to as Modigene Delaware, and ModigeneTech Ltd., which we refer to as ModigeneTech.

History

We were originally incorporated under the laws of the State of Delaware in August 2003 as LDG, Inc., referred to as LDG, which was engaged in the graphics design, marketing and advertising business.  On February 26, 2007, LDG, Inc. changed its name to Modigene Inc, and on May 9, 2007, its wholly-owned subsidiary Modigene Acquisition Corp. merged with and into Modigene Delaware.  Modigene Delaware survived the merger, following which we have operated the business of Modigene Delaware and its wholly-owned subsidiary ModigeneTech.

Prior to the consummation of the merger, we transferred all of our former operating assets and liabilities to our then wholly-owned subsidiary Liaison Design Group, LLC, which we refer to as LDG, LLC.  Simultaneously with the closing of the merger, we sold all of our membership interests in LDG, LLC to the original members of LDG, LLC in exchange for the surrender and cancellation of 34,920,633 shares of our common stock held by such persons.

Concurrently with and in contemplation of the merger, we completed a private placement of our securities, 6,418,814 units of which were sold on May 9, 2007, and an additional 2,247,858 units of which were sold on May 21, 2007.  Each unit consisted of one share of our common stock and a warrant to purchase one-quarter of one share of our common stock.  Also simultaneously with the closing of the merger, for total consideration of $2 million, we sold 5,377,660 shares of our common stock plus warrants to purchase 333,333 shares of our common stock to four strategic investors led by Dr. Phillip Frost and Dr. Jane Hsiao, who were appointed as directors.  On May 21, 2007, we issued an additional 155,673 shares of our common stock for no additional consideration to these investors, for a total of 5,533,333 shares issued to this investor group.

As a result of the foregoing transactions, the former stockholders of Modigene Delaware acquired approximately 38.7% of our then-outstanding shares of common stock, new investors were issued approximately 40.4% of our then-outstanding common stock and our former stockholders retained approximately 20.9% of our then-outstanding common stock.  The business of Modigene Delaware and ModigeneTech became our business on a going-forward basis, and the description of our business included in this Annual Report on Form 10-K is a discussion of the business of Modigene Delaware and ModigeneTech, including all relevant periods prior to the consummation of the merger on May 9, 2007.

On June 10, 2009, we changed our name from Modigene Inc. to PROLOR Biotech, Inc., and on June 12, 2009 the trading symbol for our common stock on the OTCBB changed from MODG to PBTH.

Overview

We are a development stage biopharmaceutical company utilizing patented technology to develop longer-acting, proprietary versions of already-approved therapeutic proteins that currently generate billions of dollars in annual global sales.  We have obtained certain exclusive worldwide rights from Washington University in St. Louis, Missouri to use a short, naturally-occurring amino acid sequence (peptide) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached.  This Carboxyl Terminal Peptide (CTP) can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity.  We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP.  We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.

We believe our products in development will provide several key advantages over our competitor’s existing products:

•	significant reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage;

•	extended patent protection for proprietary new formulations of existing therapies;

•	faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and

•	manufacturing using industry-standard biotechnology-based protein production processes.

Merck & Co. has developed the first novel protein containing CTP, named ELONVA®, a long-acting CTP-modified version of the fertility drug follicle stimulating hormone (FSH).  On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States.  Merck licensed the CTP technology directly from Washington University (prior to the formation of Modigene Delaware) for application only to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, which together address an established market in excess of $15 billion:

•	Human Growth Hormone (hGH)

•	Interferon β

•	Factor VIIa, Factor IX

•	Erythropoietin (EPO)

•	Anti-Obesity Peptide

•	Glucagon-Like Peptide-1 (GLP-1)

Worldwide sales of hGH are estimated at $3.0 billion, those of EPO are estimated at $10.0 billion, those of interferon β are estimated at $5.3 billion, and those of Factor VIIa and Factor IX are estimated at $1.5 billion in the aggregate.  We believe that the CTP technology will be broadly applicable to these as well as other best-selling therapeutic proteins in the market and will be attractive to potential partners because it will allow them to extend proprietary rights for therapeutic proteins with near-term patent expirations.

Discovery, Development and Clinical Experience with CTP Technology

Our core technology was developed by Washington University in St. Louis, while investigating the female hormone hCG, which facilitates pregnancy by maintaining production of progesterone and stimulating development of the fetus.

hCG has a long life span of up to 2 days, meaning that the body is slow to break it down.  LH  is another female hormone having a chemical composition (amino acid sequence) very close to that of hCG.  LH has a very short life span of 20 minutes.  Scientists at Washington University discovered that the only difference between hCG and LH is a short amino-acid sequence present in hCG and not in LH which they called “CTP” for Carboxyl-Terminal Peptide.  This is shown schematically below.  When produced in mammalian cells, this CTP is heavily modified by sugars being added (a process called glycosylation).  Through numerous experiments, it was confirmed that CTP was responsible for the longer life span of hCG as compared to LH.  Washington University then performed additional experimentation adding CTP to different therapeutic proteins and the results showed that the CTP-modified proteins had dramatically increased life span.

Prolor’s core technology is the use of a short, naturally occurring amino acid sequence (CTP) to slow the removal of therapeutic proteins from the body without increasing toxicity or altering the overall biological activity

Our scientific founder, Dr. Fuad Fares, was a post-doctoral student at Washington University and worked on these findings and experiments.  When Dr. Fares returned to Israel in 2001, he formed ModigeneTech to license the CTP technology from Washington University for certain therapeutic indications.

Prior to Dr. Fares’ completion of our initial license agreement with Washington University, the Dutch biotech company Organon, now part of Merck & Co., licensed the CTP solution to be used in conjunction with four endocrine proteins:  FSH, hCG, TSH and LH.  Organon’s goal was to develop a longer-lasting version of their FSH product, marketed as Follistim® and required to be injected on a daily basis.  There have been several attempts to create a long-lasting version of FSH utilizing existing technologies that compete with our CTP technology, including a PEGylated version, all of which have been abandoned or terminated.

In July 2008, Schering-Plough, now part of Merck, announced successful top-line data from its Phase III ENGAGE trial demonstrating that women receiving a single injection of FSH-CTP (now branded ELONVA®) achieved the same pregnancy rates as women receiving seven consecutive daily injections of FSH, a primary endpoint of the study.  This 1,509 patient trial was the largest double-blind fertility trial ever conducted.  On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States.  We are now the exclusive licensee for the utilization of CTP technology in all therapeutic proteins, peptides and their modified forms except for human FSH, LH, TSH and hCG.

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

Because proteins are broken down in the gastrointestinal system, therapeutic proteins must be administered by injection.  Once in the bloodstream, therapeutic proteins are broken down by enzymes and cellular activity, as well as filtered out of the blood by the kidneys.  Therefore, injections must be given frequently to achieve effective therapeutic levels.  We believe that a large market opportunity exists for new versions of proven therapeutic proteins that remain active longer, thereby reducing the number of required injections and optimizing therapeutic results and patient acceptability.  However, existing approaches to creating modified therapeutic proteins are generally based on the addition of synthetic, non-protein elements that result in problems such as loss of desired biological activity, toxicity of the modified protein and increased manufacturing complexity and cost.  Despite these challenges, several longer-lasting modified therapeutic proteins currently on the market have been demonstrated to be successful.  Each of these improved therapeutics was custom-designed with great effort.

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

Limitations of Existing Life Span Extension Solutions

There are several fundamental issues with the existing technologies that attempt to create longer-lasting versions of therapeutic proteins.  If the size of the protein is increased by way of attaching large polymeric chains or another protein, the end result is a very large protein.  Because most therapeutic proteins work by binding to specific receptors, the new “bulkiness” may prevent them from achieving the desired result.  The smaller the protein, the more significant the effect of the size increase may be.  Successful attempts at increasing the size of therapeutic proteins, while preserving substantial activity, have been relatively few, and have been with proteins that are already large.  Moreover, the biological activity of the modified protein has been significantly less than that of the unmodified protein and therefore requires a higher injected dose as compared to the unmodified protein’s usual dosage.  One typical method to achieve the desired size increase is to add long polymers of polyethylene glycol (PEG) to a protein; however, this method has historically resulted in the creation of foreign structures to which the immune system may adversely react.  When this happens, the immune system works to remove the modified protein from the bloodstream, defeating the purpose of the original modification.  It can also lead to additional negative effects, such as reaction at the injection site.

Another technique, glycosylation, requires custom alterations (point mutations) to the protein’s genetic structure to increase its life span.  The resulting modified protein is entirely new and often generates unexpected adverse reactions, resulting in potentially toxic effects.  To date, creating a protein with a longer life span that is not toxic has been a lengthy trial and error process.

Although the existing modification technologies have been tried on almost all therapeutic proteins, only three “blockbuster” modified proteins have been commercially successful:  two developed by Amgen Inc., and one independently developed by Schering-Plough Corporation and Roche Pharmaceuticals.  Each of these three longer-lasting therapeutic proteins has had annual sales in the billions of dollars and is a leader in its respective market based upon annual sales:

•
Utilizing PEGylation, Schering-Plough and Roche independently developed PEG-INTRON and PEGASYS, therapeutic proteins with a longer life span than that of regular Alpha interferon (used for treating Hepatitis B and C), and which generated sales in 2009 of $2.3 billion.

•	Utilizing PEGylation, Amgen developed Neulasta, an anti-neutropenia therapeutic protein with a longer life span than that of regular G-CSF, and which generated sales in 2008 of $3.3 billion.

•	Utilizing additional glycosylation, Amgen developed Aranesp, an anti-anemia therapeutic protein with a longer life span than that of regular EPO, and which generated sales in 2008 of $2.6 billion.

We believe that these products, which together have generated in excess of $8.0 billion in annual revenues, clearly indicate the potential value of developing improved therapeutic proteins.

Our Solution

Our solution to creating proprietary, enhanced longevity protein therapeutics is CTP, a short, naturally-occurring amino acid sequence that has the effect of slowing the removal and/or breakdown of the therapeutic protein to which it is attached.  Through our license agreement with Washington University, we have secured exclusive, worldwide rights to use the CTP technology with respect to all natural and non-natural therapeutic proteins and peptides (other than LH, TSH, FSH and hCG, which are licensed to an affiliate of Schering-Plough Corp.), including hGH, EPO, interferon β and GLP-1.  Using standard recombinant DNA techniques, the CTP peptide can be readily attached in one or more copies to a wide array of existing therapeutic proteins.  When these proteins are produced in mammalian cells, the CTP portion undergoes a natural process in which special carbohydrate chains are attached (O-linked glycosylation).  This additional CTP piece, along with its carbohydrate chains, stabilizes the therapeutic protein in the bloodstream and greatly extends its life span, without additional toxicity or loss of its desired biological activity.  This is quite distinct from other methods used to extend protein life span, which require the addition to the therapeutic drug of large proteins or of synthetic, non-protein elements that may result in problems such as loss of desired biological activity or toxicity of the modified protein, as well as increased manufacturing complexity and cost.  Moreover, CTP-modified proteins can be manufactured using established and widely used mammalian protein expression systems (cell lines).  Therefore, we believe that the technology risks are minimized, while the benefits of the CTP technology can be substantial.

There are two existing biopharmaceuticals that utilize CTP technology.  The first product is hCG, of which CTP is naturally a part.  Besides being present normally in high amounts during pregnancy, it is also given therapeutically to women or men as a fertility treatment (sold by Merck-Serono, Merck & Co. and Ferring).  The second product is ELONVA® (FSH-CTP), which is approved for marketing in Europe as described above.  The data from the use in humans of these two products give us confidence that the CTP technology may be able to address the major problems faced by the other attempted approaches to increase protein lifespan.  Data from these products reassures us that CTP can be used safely in humans and that it is effective in extending the serum lifetime and activity in humans.

We believe the clinical development program for our drugs will be faster, less expensive and more predictable than those conducted for existing therapeutic proteins.  We can base the design of our studies, the inclusion criteria, clinical endpoints and sample sizes, on the knowledge gained from development of the predecessor drugs, with the assurance that these have been accepted by regulatory authorities in the past.  In addition there are usually surrogate markers for clinical efficacy that have been defined and accepted by the medical community.  These can provide easier and faster ways of learning at an early stage the correct dosing range and frequency.  In some cases, they can even be used as definitive clinical trial endpoints.  We believe that these factors drive will down the time and costs associated with clinical trials.

Research & Development: Our Development Programs

We are currently pursuing the development and commercialization of six products:  Human Growth Hormone, Interferon β, Factor VIIa, Factor IX, Erythropoietin and an anti-obesity peptide, which collectively address an established market in excess of $15 billion.

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

Recombinant hGH is used for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone.  The primary indications it treats in children are growth hormone deficiency, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome.  In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss.  The annual market for hGH was $2.7 billion in 2008, with six companies then marketing versions of the therapeutic protein.

In addition to its current use, hGH has been proven to promote a number of lifestyle benefits including weight loss, increased energy levels, enhanced sexual performance, improved cholesterol, younger, tighter, thicker skin and reduced wrinkles and cellulite.  We expect the hGH market to expand significantly as hGH moves beyond therapeutic treatment to include the treatment of lifestyle issues.

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

Our hGH-CTP Program

Patients using hGH receive daily injections six or seven times a week.  This is particularly burdensome for pediatric patients.  We believe a significant market opportunity exists for a longer-lasting version of hGH that would require fewer injections.

We reported positive top-line results from a Phase I study of our longer-acting version of hGH.  The study was designed to measure the potential durability (half-life), overall drug exposure (AUC) and biological efficacy, as well as the safety and tolerability of our longer-acting CTP-modified human growth hormone (hGH-CTP).

The Phase I study enrolled 24 healthy adults who were randomized to receive one of three doses of hGH-CTP (4mg, 7mg or 21mg) or placebo.  The study results showed that safety and tolerability endpoints were met at all doses in all participants.  The potential clinical efficacy of hGH-CTP was assessed by measuring the extent to which hGH-CTP induced insulin-like growth factor-1 (IGF-1) in subjects. This biomarker is the clinically accepted primary indicator of hGH biological activity and is used by endocrinologists to optimize dosing for hGH-deficient adults.  Based on this measure, the study results suggest that the daily injections required by patients using conventional hGH could potentially be replaced with just two monthly injections of hGH-CTP.

Erythropoietin (“EPO”)

Market Opportunity

The level of red blood cells in the body at any given time depends on a protein hormone called Erythropoietin (EPO).  The kidneys make EPO, and it travels to the bone marrow where it stimulates the production of red blood cells.  Individuals with chronic kidney failure, chemotherapy patients and HIV/AIDS patients on AZT therapy suffer from low levels of EPO.  Without sufficient EPO, the level of red blood cells drops, which causes anemia.  Symptoms of anemia can be vague, but most commonly, people with anemia report a feeling of weakness or fatigue.  More severe anemia leads to shortness of breath, and can lead to heart failure in the elderly.

In addition to its major use in patients with chronic kidney failure and those on chemotherapy, EPO is also used in patients who may require a blood transfusion or undergo surgery where blood loss is expected.  In these cases, EPO is given in advance as a precaution.  The bone marrow produces more red blood cells, and if blood is lost during the operation, there is still enough to sustain the patient.

Estimated worldwide sales of EPO were approximately $10 billion in 2008.

Current Products Produced by Others

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

Our EPO-CTP Program

Our scientists have created constructs of EPO with CTP attached and have demonstrated in rodents that EPO-CTP has extended serum lifetime and enhanced activity compared to equivalent amounts of EPO without CTP, and is at least as effective as Aranesp, Amgen’s long-acting EPO.  Aranesp was constructed as one of a very large number of mutants of EPO, each of which was laboriously cloned, expressed and tested for activity.  By comparison, only a single cloning experiment was required to engineer each variant of EPO-CTP.  Schematic structures of EPO, Aranesp and EPO-CTP with a single CTP cassette are shown below (not to scale).  It can be seen that EPO-CTP with a single CTP cassette contains the same maximal number of sialic acids as the terminal residues on its carbohydrate chains as does Aranesp.  These sialic acids have been described by Amgen to be a major factor in determining serum half-life.  A secondary contributor is molecular weight, and EPO-CTP appears to benefit from this factor, especially in EPO-CTP variants with three CTP cassettes.

The in-vivo biological activity of the EPO-CTP variants has been tested using the standard EPO animal model.  In that animal model, we conducted a comparative study of the biological effect of single injection of commercial EPO, single injection of Aranesp, and a single weekly injection of EPO-CTP, on mice.  The hemoglobin levels as well as other parameters of the mice were measured.  In addition, the half-life (durability) of EPO, Aranesp and EPO-CTP was measured.  As shown below, the results demonstrate that (i) a EPO-CTP has a 33% greater half-life than that of Aranesp, (ii) a single injection per week of our EPO-CTP is highly effective in inducing immature red blood cells, as well as hemoglobin levels, and (iii) a single injection per week of our EPO-CTP has a stronger biological effect than that of a single injection per week of Aranesp.

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

Annual sales of beta interferon were estimated to be $5.3 billion in 2008, selling under the product names Rebif by Merck-Serono, Inc., Betaseron/Betaferon by Schering AG and Avonex by Biogen Idec.

Current Products for MS Produced by Others

Beta interferon is available as two different proteins with similar activity.  Interferon β-1b (Betaseron) is a genetically altered protein produced in E. coli bacteria and was the first product introduced for MS in 1993.  Interferon β-1a is the natural sequence protein, produced in mammalian cells, and is glycosylated.  It was introduced to the U.S. market in 1996 by Biogen Idec (Avonex), followed in 2002 by Serono’s product Rebif, which is co-marketed by Pfizer.  Betaseron is injected every other day subcutaneously, Avonex is given once per week by intramuscular injection and Rebif is given subcutaneously three times per week.  Beta interferon has been shown to reduce the rate of MS relapses by 30-40% and to slow the progression of disability in MS patients.  None of the products on the market is a cure, but patients who start on beta interferon early can suppress the disease enough that they are much less likely today to end up in a wheelchair than they were before these treatments were available.

In addition to the beta interferons sold by Biogen Idec, Schering and Serono, the other major product used for MS is Copaxone, developed by Teva and marketed together with Sanofi Aventis.  Worldwide sales of Copaxone were $2.8 billion in 2009.  Other drugs approved for MS include the chemotherapeutic Novantrone (Serono) and the biologic Tysabri (Biogen Idec), which is reserved for unresponsive cases due to potentially fatal adverse effects.

Our Interferon β-1a-CTP Program

Our IFN-β-CTP is produced in Chinese hamster ovary cells—the same cell line also used by Avonex® and Rebif®.  We produced the protein and conducted in vitro and preclinical animal models of IFN-β-CTP.  A single injection of IFN-β-CTP has shown the potential to require injection protocol of only once every two weeks, compared with two to four times for the current protocols with commercial IFN-β (Avonex® and Rebif®).

Pharmacokinetic primate models show that the durability of the IFN-β-CTP, as measured by its T1/2, is approximately 13x longer than commercial IFN-β when injected intravenously.  In addition, the serum availability of IFN-β-CTP is approximately 55x better than commercial IFN-β, for intravenous administration.

Our Business Strategy

Our goal is to become a leader in the development and commercialization of longer-lasting, proprietary versions of already approved therapeutic proteins that currently generate billions of dollars in annual global sales, through the utilization of our CTP technology.  Key elements of our strategy are to:

•
Develop and commercialize improved versions of biopharmaceuticals that dramatically reduce the number of injections required to achieve the same therapeutic effect from the existing drugs.  Based on the clinical track record of our CTP technology, as evidenced by the results of Merck’s FSH-CTP European marketing approval, we believe that the addition of CTP to therapeutic proteins significantly enhances the lifespan of those proteins, without any adverse effects.  We expect these modified proteins to offer significant advantages, including less frequent dosing and possibly improved efficacy, over the original versions of the drugs now on the market, as well as to meet or exceed the pharmacokinetic profile of next-generation versions of the drugs now on the market.

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

Intellectual Property

We license from Washington University the intellectual property that is necessary to conduct our business.  In 2001, we initially licensed from Washington University core intellectual property pursuant to a non-exclusive license agreement, and, in 2004, we amended this license to make us the exclusive licensee of the two key CTP patents in connection with 11 therapeutic proteins.  Pursuant to the prior license agreement, Modigene Delaware issued a total of 221,979 shares of its common stock to Washington University (378,796 shares of our common stock on a post-merger basis).  In February 2007, we entered into a new license agreement, which we refer to as the License Agreement, with Washington University that superseded the prior license agreement.  Pursuant to the new License Agreement, Washington University granted us the exclusive license to three CTP patents and expanded the field of use to all natural and non-natural therapeutic proteins and peptides (other than LH, FSH, TSH and hCG).  Under the License Agreement, we have the right to sub-license the licensed patents.  The License Agreement terminates in 2018 when the last of the patents licensed to us under the License Agreement expires, unless terminated earlier.  Under the License Agreement, we were required to pay an initial fee of $100,000 in installments over the 18 months following the effective date of the License Agreement.  In addition, we are required to pay annual license maintenance fees of $30,000 (payable until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments.  Pursuant to the License Agreement, we will also be responsible for milestone payments of $15,000 for each molecule at investigational new drug application (IND) filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

Pursuant to our License Agreement with Washington University, we have obtained an exclusive license to the key CTP patents that have been issued by the U.S. Patent and Trademark Office – U.S. #5,712,122, U.S. #5,759,818 and U.S. #6,225,449.  We believe these patents provide broad and comprehensive coverage of the CTP technology, and we intend to aggressively enforce our intellectual property rights if necessary.  In addition, unrelated to the patents from Washington University, we have filed, and will likely continue to file, patent applications covering specific CTP-modified molecules and CTP innovations, such as configurations, compositions and methods.  Two of these patents, covering hGH (#7,553,940) and EPO (#7,553,941), have been issued by the U.S. Patent Office in June 2009.

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

We have currently received no approvals to market our products from the FDA or other foreign regulators.

We currently employ 15 full-time and two part-time employees, including six with Ph.D. degrees and three with M.Sc. degrees, focused on research and development, and three focused on general management and business development.  None of our employees is represented by a labor union, and we consider our employee relations to be good.  We also utilize a number of consultants to assist with research and development and commercialization activities.  We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.  All of our employees are located in Israel, and all of our research and development activities are conducted at the offices of Modigenetech, Ltd., our Israeli subsidiary.

Item 1A.	Risk Factors

Risks Related to Our Company and Our Business

We have a limited operating history, and we do not expect to become profitable in the near future.

We are a development stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses since our inception. We have not generated any revenue since our inception, and we continue to incur research and development and general and administrative expenses related to our operations.  We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we move toward the commercialization of any of our products in development.  If our product candidates fail in clinical trials or do not gain regulatory clearance or approval, or if our product candidates do not achieve market acceptance, we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  Accordingly, it is difficult to evaluate our business prospects. Moreover, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in highly regulated and competitive markets, such as the biopharmaceutical market, where regulatory approval and market acceptance of our products are uncertain.

We depend on the implementation of our business plan, including our ability to make future investments. There can be no assurance that our efforts will ultimately be successful or result in revenues or profits.

We have not yet commercialized any products or technologies, and we may never become profitable.

We have not yet commercialized any products or technologies, and we may never be able to do so.  We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates incorporating our technologies, or successfully commercialize any approved products.  Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance.  The degree of market acceptance of these products will depend on a number of factors, including:

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

It is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

It is highly likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

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

Furthermore, any debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

If we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies.

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

We are highly dependent on our executive officers and other key management and technical personnel. Our failure to retain our Chief Executive Officer, Abraham (Avri) Havron, or our President, Shai Novik, or any other key management and technical personnel could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to produce our product candidates and, if our product candidates are produced, to market our products and to continue to produce enhanced releases of our products. We presently do not maintain “key person” life insurance policies on any of our personnel.

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

We have entered into non-competition agreements with our key employees. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable United States and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-compete agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We do not currently have sales, marketing or distribution capabilities, and we may be unable to effectively sell, market and distribute our product candidates in the future, and the failure to do so will have an adverse effect on our business and results of operations.

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

Any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective or harmful in some patients and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance because we are not yet conducting trials on humans. When we begin human trials, we will endeavor to obtain sufficient product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business, liquidity and results of operations would be materially adversely affected.

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

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit and public reporting of our financial results, business activities and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal and other costs related to becoming and remaining an SEC reporting company. The public company costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are significant. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock and the ability of stockholders to resell their stock.

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

Potential political, economic and military instability in the State of Israel, where key members of our senior management and our research and development facilities are located, may adversely affect our results of operations.

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

In the past eighteen months, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets.  If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.  In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants.  As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

Risks Related to Our Intellectual Property

We license our core technology from Washington University, and we could lose our rights to this license if a dispute with Washington University arises or if we fail to comply with the financial and other terms of the license.

We license our core intellectual property from Washington University. We initially entered into a non-exclusive license agreement with Washington University in 2001, and in 2004 we amended the license to extend the CTP technology to eleven therapeutic proteins and make it exclusive. In February 2007, we entered into a revised and expanded license agreement with Washington University, which we refer to as the License Agreement, pursuant to which we and Washington University expanded the exclusive license, adding additional patents, and expanding the applicability of licensed CTP technology to all proteins and peptides having a native or non-native amino acid sequence, excluding Follicle Stimulating Hormone (FSH), Luteinizing Hormone (LH), Thyroid Stimulating Hormone (TSH)  and Chorionic Gonadotropin (hCG). The License Agreement imposes certain payment, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, Washington University would have the right to terminate the License Agreement upon 90 days’ notice. In addition, Washington University has the right to terminate the License Agreement upon the bankruptcy or receivership of our Company.  If any dispute arises with respect to our arrangement with Washington University, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to our Company. All of our current product candidates are partly based on the intellectual property licensed under the License Agreement, and if the License Agreement were terminated, it would have a material adverse effect on our business, prospects and results of operations.

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

Risks Related to Our Common Stock

Our common stock has a limited trading history, and prospective investors may not be able to sell their shares at their purchase price, if at all.

There is currently a limited public market for our common stock. Our common stock is currently quoted on the OTCBB under the symbol “PBTH.” Prior to our merger with Modigene Delaware, there was no trading of our common stock, and there is no assurance that a regular trading market will develop or, if developed, will be sustained. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock.

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

We may seek listing of our common stock on the NYSE Amex or the Nasdaq Capital Market; however, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect to remain eligible for quotation on the OTCBB, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise additional capital or attract qualified employees or partners.

Additionally, the stock market in general, and securities of small-cap companies in particular, have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of the common stock is low.

Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Capital Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase.  Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock.  If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock.  Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected.  Also, many brokers choose not to participate in penny stock transactions.  Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure stockholders that they will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. In addition, because we became public through a “reverse merger,” we may have further difficulty attracting the coverage of securities analysts.

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of March 22, 2010, there were 46,168,311 shares of our common stock outstanding and a total of 8,278,947 shares subject to outstanding options and warrants.  On March 25, 2008, we authorized and issued 800,000 shares of preferred stock designated as Series A preferred stock, and we have reserved a total of 10,000,000 shares  of our common stock for issuance upon conversion of the Series A preferred stock.  On July 23, 2009, we issued 1,000,000 shares of our Series B preferred stock, each share of which is currently convertible into two shares of our common stock.  Under the purchase agreement pursuant to which we issued the Series B preferred stock, we may, at our election, cause the investors party thereto to purchase from us up to an additional 4,000,000 shares of Series B preferred stock, which, if issued, would be initially convertible into 8,000,000 shares of our common stock.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are currently traded on the OTCBB.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 31.7% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders. Holders of our common stock have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of our common stock.

A significant number of our shares are eligible for sale, which could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our stock. As additional shares of our common stock become available for resale in the public market, the supply of the common stock will increase, which could decrease its price. Further, shares may be offered by selling stockholders from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of our common stock.

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

From time to time we may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “PBTH”.  The table below sets forth, for the respective periods indicated, the high and low bid prices for our common stock in the over-the-counter market as reported on the OTCBB.  The bid prices represent inter-dealer transactions, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.  Prior to June 12, 2009, our trading symbol on the OTCBB was “MODG”.

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “PBTH.”

Quarter Ended	High Bid	Low Bid

December 31, 2009	$2.57	$1.22
September 30, 2009	$1.99	$0.79
June 30, 2009	$0.94	$0.40
March 31, 2009	$0.75	$0.40

December 31, 2008	$3.50	$0.37
September 30, 2008	$3.50	$0.80
June 30, 2008	$6.00	$0.65
March 31, 2008	$8.00	$0.80

Number of Holders

As of March 22, 2010, our common stock was held by 103 stockholders of record.

Dividends

The Company has never declared or paid dividends.  We do not intend to pay cash dividends on our common stock for the foreseeable future, and we intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Item 6.	Selected Financial Data

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 7. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

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

Overview

We are a development stage biopharmaceutical company utilizing patented technology to develop longer-acting, proprietary versions of already-approved therapeutic proteins that currently generate billions of dollars in annual global sales.  We have obtained certain exclusive worldwide rights from Washington University in St. Louis, Missouri to use a short, naturally-occurring amino acid sequence (peptide) that has the effect of slowing the removal from the body of the therapeutic protein to which it is attached.  This Carboxyl Terminal Peptide (CTP) can be readily attached to a wide array of existing therapeutic proteins, stabilizing the therapeutic protein in the bloodstream and extending its life span without additional toxicity or loss of desired biological activity.  We are using the CTP technology to develop new, proprietary versions of certain existing therapeutic proteins that have longer life spans than therapeutic proteins without CTP.  We believe that our products will have greatly improved therapeutic profiles and distinct market advantages.

We believe our products in development will provide several key advantages over our competitor’s existing products:

•	significant reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage;

•	extended patent protection for proprietary new formulations of existing therapies;

•	faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and

•	manufacturing using industry-standard biotechnology-based protein production processes.

Merck & Co. has developed the first novel protein containing CTP, named ELONVA®, a long-acting CTP-modified version of the fertility drug follicle stimulating hormone (FSH).  On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States.  Merck licensed the CTP technology directly from Washington University (prior to the formation of Modigene Delaware) for application only to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, which together address an established market in excess of $15 billion:

•	Human Growth Hormone (hGH)

•	Interferon β

•	Factor VIIa, Factor IX

•	Erythropoietin (EPO)

•	Anti-Obesity Peptide

•	Glucagon-Like Peptide-1 (GLP-1)

Worldwide sales of hGH are estimated at $3.0 billion, those of EPO are estimated at $10.0 billion, those of interferon β are estimated at $5.3 billion, and those of Factor VIIa and Factor IX are estimated at $1.5 billion in the aggregate.  We believe that the CTP technology will be broadly applicable to these as well as other best-selling therapeutic proteins in the market and will be attractive to potential partners because it will allow them to extend proprietary rights for therapeutic proteins with near-term patent expirations.

Plan of Operation

During 2010, Modigene intends to continue the development of its clinical and preclinical programs, including hGH-CTP, Interefron-β-CTP, Factor VIIa, Factor IX, and the anti-obesity peptide. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, GMP production of compounds and clinical studies.  The Company’s cash resources, including expected payments from the OCS, and its line of preferred, are expected to be sufficient to maintain the Company’s operations through the fourth quarter of 2011. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is expected to increase by three to eighteen employees, of which seventeen will be full time.

Critical Accounting Policies

The historical financial statements of the Company included with this Annual Report have been prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are described below.

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

Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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

Accounts receivable: Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2009 and 2008 the Company has not accrued an allowance for uncollectible accounts.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%

Office furniture and equipment	6

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	25

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) to December 31, 2009.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof. According to agreements with key employees that are related parties of the Company, upon retirement, the key employees will be entitled to receive a lump-sum payment, therefore the Company does not accumulate severance pay for those employees and the sum will be accrued when the Company has to pay such payments according to the employment agreements.. Severance (income) expenses for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009 amounted to $(1,044), $8,090, and $16,957, respectively.

Income Taxes: The Company accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. ASC 740-10 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. On January 1, 2007, the Company adopted ASC 740-10, Income Taxes, as it applies to accounting for uncertainty in income taxes, which did not result in an adjustment to its tax contingencies.

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

Fair Value Measurement: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

 Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
 Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

 In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible in its assessment of fair value.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	$91,730	91,730
Total assets at fair value	$3,521,866	$3,521,866	$-	$-

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by ModigeneTech for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009 amounted to $767,248, $865,367 and $2,004,765, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 9,572,278, 7,620,546 and 5,509,154 for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, respectively.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The Company has not generated any revenue since its inception. To date, the Company has funded its operations primarily through grants from the OCS and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, the Company could generate revenue from sales of its products.

Revenue, when generated, will be recognized in accordance with ASC 605-10-S99, “Revenue Recognition”.  The Company will recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, the Company incurred gross research and development expense in the aggregate of $6,040,235, $5,527,102 and $15,100,549, respectively.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel and advances its research and development programs. For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, the Company incurred general and administrative expense of $1,901,952, $2,410,015 and $11,219,526, respectively.

Financial Expense and Income

Financial expense and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit and loan; and

•
expense or income resulting from fluctuations of the New Israeli Shekel, which a portion of the Company’s assets and liabilities are denominated in, and other foreign currencies against the United States Dollar and other foreign currencies.

For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, the Company recorded gross financial income of $(27,443), $157,568 and $518,290, respectively.

Stock-based Compensation

The Company’s stock-based compensation are recorded according to ASC 718-10, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, the Company’s stock-based compensation expenses were $728,341, $1,039,028 and $7,195,785, respectively.

Cash Flows

For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, net cash used in operations was $5,907,653, $5,761,061 and $15,767,380, respectively. The increase in 2009 as compared to 2008 resulted primarily from increases in R&D expenses.

For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, net cash used in investing activities was $53,293, $227,628 and $1,037,352, respectively. The reduction in 2009 as compared to 2008 resulted primarily from reduced purchases of equipment.

For the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, net cash provided by financing activities was $2,017,580, $1,998,114 and $20,326,598, respectively, primarily from the proceeds of issuance of common stock.

Liquidity and Capital Resources

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

We believe that our existing cash and cash equivalents, which includes approximately $24.4 million of proceeds (before costs and expenses) from our issuance in a private transaction on March 17, 2010 of 10,382,975 shares of our common stock, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2011. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations for the years ended December 31, 2009 or December 31, 2008.

Currency fluctuations could affect the Company by increased or decreased costs. The Company does not believe currency fluctuations have had a material effect on its results of operations for the years ended December 31, 2009 or December 31, 2008.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 805 adopted - an accounting standard update regarding business combinations. This update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 810-10 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 350-30-35 an accounting standard update regarding the determination of the useful life of intangible assets. This update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 350-30 - a new accounting standard update. This update clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855-10 “subsequent events”. ASC 855-10 modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted ASC 105 the “FASB Accounting Standards Codification”. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective as of January 1, 2010.  The Company has evaluated these amendments and believes that they will have no impact on its financial condition or results of operations.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company does not expect these updates to have impact on its financial position and results of operations.

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

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.  This annual report does not include an attestation report of our registered public accounting firm, BKR Yarel + Partners, regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

For the period ended December 31, 2009, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements.    The following Consolidated Financial Statements of PROLOR Biotech, Inc. are included in Item 7 of this Annual Report on Form 10-K:

2.           Financial Statement Schedule.    The information required by this item is included in the consolidated financial statements contained in this Annual Report on Form 10-K.

3.           Exhibits

Exhibit	Description

3.1
Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2007 and incorporated by reference herein.

3.2
Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009 and incorporated by reference herein.

3.3
Amended and Restated Bylaws of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.2
Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.3
Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.4
Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.5	Form of Lock-Up Agreement, filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.6	Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

4.7	Certificate of Designation of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

4.8	Specimen Certificate for Series B Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.1
Escrow Agreement, dated as of May 9, 2007, by and among Modigene Inc., Abraham Havron, Shai Novik and Gottbetter & Partners, LLP, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.2	Form of Registration Rights Agreement, dated as of May 9, 2007, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.3+	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.4+
Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

Exhibit	Description

10.5+
Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.6+	Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.7+
First Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.8+
Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.9+
Third Amendment to Employment Agreement between the Company and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.10	Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.11
First Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.12
Second Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.13+	Consulting Agreement between ModigeneTech Ltd. and Dr. Fuad Fares, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.14+
First Amendment to Consulting Agreement between Modigene Inc. and Dr. Fuad Fares, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.15+	Modigene Inc. 2005 Stock Incentive Plan, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.16+	Modigene Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.12 to our Annual Report on Form 10-KSB filed with the SEC on March 26, 2008 and incorporated by reference herein.

10.17+	Form of Stock Option Agreement under the 2005 Stock Incentive Plan, filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.18+	Form of Stock Option Agreement under the 2007 Equity Incentive Plan, filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.19
Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University, filed as Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.20	Form of Clinical Advisory Panel Agreement, filed as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.21	Form of Scientific Advisory Board Agreement, filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.22
Agreement between Modigene Inc. and Cohen & Schaeffer P.C. and Steve Schaeffer, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2008 and incorporated by reference herein.

Exhibit	Description

10.23
Securities Purchase Agreement among Modigene Inc., Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

10.24
Credit Agreement dated as of March 25, 2009 between Modigene Inc. and The Frost Group, LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

10.25
Form of Note and Security Agreement between Modigene Inc. and The Frost Group, LLC, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

10.26
Letter Agreement dated March 11, 2009, regarding Credit Agreement between Modigene Inc. and The Frost Group, LLC, filed as Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 16, 2009 and incorporated by reference herein.

10.27
Finder’s Fee Agreement, dated December 14, 2005, between Modigene Inc. and Spencer Trask Ventures, Inc., filed as Exhibit 10.20 to our Current Report on 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.28
Series B Convertible Preferred Stock Purchase Agreement, dated July 22, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.29	Form of Lockup Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.30
Letter Agreement, dated July 22, 2009, between PROLOR Biotech, Inc. and The Frost Group, LLC terminating Credit Agreement and Note and Security Agreement, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.31+
Third Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.32+
Fourth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.33	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

10.34	Form of Lockup Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

21*	Subsidiaries of PROLOR Biotech, Inc.

23.1*	Consent of BKR Yarel + Partners

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

*                Filed herewith.
+                Compensation plan or arrangement or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PROLOR Biotech, Inc.

By:	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer
Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer	March 25, 2010
Abraham Havron	(Principal Executive Officer) and Director

/s/ Steve Schaeffer	Chief Financial Officer	March 25, 2010
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

Director
Fuad Fares

/s/ Phillip Frost	Director	March 26, 2010
Phillip Frost

/s/ Marian Gorecki	Director	March 25, 2010
Marian Gorecki

/s/ Jane Hsiao	Director	March 26, 2010
Jane Hsiao

/s/ Shai Novik	President and Director	March 25, 2010
Shai Novik

/s/ Steven Rubin	Director	March 25, 2010
Steven Rubin

/s/ Adam Stern	Director	March 26, 2010
Adam Stern

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008
AND THE YEARS THEN ENDED

IN U.S. DOLLARS

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008
AND THE YEARS THEN ENDED

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Prolor Biotech, Inc. (a development stage company) (“the Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from May 31, 2005 (inception date) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from May 31, 2005 (inception date) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yarel + Partners Yarel + Partners
Certified Public Accountants

Tel-Aviv, Israel
March 25, 2010

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$3,521,866	$7,465,232
Accounts receivable and prepaid expenses	85,280	412,515
Restricted cash	91,730	91,078
Total Current Assets	3,698,876	7,968,825
Long-term Assets:
Property and Equipment, net	284,315	310,173
Severance pay fund	124,324	73,775
Long term deposit	1,906	1,894
Total Long Term Assets	310,545	385,842
Total Assets	$4,109,421	$8,354,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$131,924	$156,039
Related party payables	203,583	51,374
Accrued expenses and other liabilities	504,612	188,660
Total Current Liabilities	840,119	396,073
Accrued Severance Pay	140,237	90,732
Commitments and Contingent Liabilities
Stockholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; 1,800,000 and 800,000 shares issued and outstanding on December 31, 2009 and 2008, respectively	18	8
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 35,569,028 and 35,549,028 shares issued and outstanding on December 31, 2009 and 2008, respectively	355	355
Additional paid-in capital	30,153,517	27,407,606
(Deficit) accumulated during the development stage	(27,024,825)	(19,540,107)
Total Stockholders’ Equity	3,129,065	7,867,862
Total Liabilities and Stockholders’ Equity	$4,109,421	$8,354,667
The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars

			Period from May 31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	(3,222,831)
Research and development, net	(5,555,323)	(4,781,089)	(13,100,758)
General and administrative	(1,901,952)	(2,410,015)	(11,219,526)

Operating (loss)	(7,457,275)	(7,191,104)	(27,543,115)
Financial income	35,559	438,349	877,246
Financial (expenses)	(63,002)	(280,781)	(358,956)

Net (loss)	$(7,484,718)	$(7,033,536)	$(27,024,825)

(Loss) per share (basic & diluted)	$(0.21)	$(0.20)	$(1.03)

Weighted average number of shares outstanding	35,549,083	35,530,378	26,230,200

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2009

U.S. dollars

	Preferred Stock		Common Stock				(Deficit)
							accumulated
							during the	Total
					Additional	Deferred	development	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Balance as of May 31, 2005 (date of inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock	-	-	3,506,527	35	2,896,589	-	-	2,896,624
Issuance of common stock and options in conjunction with the acquisition of ModigeneTech Ltd.	-	-	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	-	-	5,704,668	57	-	-	-	57

Stock based compensation	-	-	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares to non-employees	-	-	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	-	-	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2009

U.S. dollars

	Preferred Stock		Common Stock				(Deficit)
							accumulated
							during the	Total
					Additional	Deferred	development	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity
Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock based compensation to employees	-	-	-	-	3,415	-	-	3,415

Stock-based compensation on options	-	-	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	-	-	13,588,552	136	9,741,997	-	(9,193,368)	548,765

Issuance of common stock and options in conjunction with the reverse acquisition	-	-	7,333,339	73	(73)	-	-	-

Issuance of common stock and options in private placement	-	-	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	-	-	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	-	-	(3,313,203)	(3,313,203)

Balance as of December 31, 2007	-	-	35,435,266	354	24,368,587	-	(12,506,571)	11,862,370

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2009

U.S. dollars

	Preferred Stock		Common Stock				(Deficit)
							accumulated
							during the	Total
					Additional	Deferred	development	stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of preferred stock	800,000	8	-	-	1,999,992	-	-	2,000,000

Options exercised	-	-	113,762	1	-	-	-	-

Stock-based compensation on options	-	-	-	-	1,039,028	-	-	1,039,028

Net (loss)	-	-	-	-	-	-	(7,033,536)	(7,033,536)

Balance as of December 31, 2008	800,000	8	35,549,028	355	$27,407,606	-	(19,540,107)	7,867,862

Issuance of preferred stock	1,000,000	10	-	-	1,999,990	-	-	2,000,000

Options exercised	-	-	20,000	-	17,580	-	-	17,580

Stock-based compensation on options	-	-	-	-	728,341			728,341

Net (loss)	-	-	-	-	-	-	(7,484,718)	(7,484,718)

Balance as of December 31, 2009	1,800,000	$18	35,569,028	$355	$30,153,517	$-	$(27,024,825)	$3,129,065

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

			Period from May 31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2009	2008	2009
Cash flows from operating activities
Net (loss)	$(7,484,718)	$(7,033,536)	$(27,024,825)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	78,509	64,700	198,942
In-process research and development write-off	-	-	3,222,831
Stock based compensation	728,341	1,039,028	7,195,785
(Decrease) Increase in accrued severance pay, net	(1,044)	8,090	15,913
Decrease (increase) in accounts receivable and prepaid expenses	327,235	93,629	(85,003)
Increase( Decrease) in trade payables	(24,115)	13,577	121,820
Increase in related party payables	152,209	32,009	203,583
Long term deposit exchange rate differences	(22)	-	(22)
Increase in accrued expenses and other liabilities	315,952	21,442	383,596
Net cash (used in) operating activities	(5,907,653)	(5,761,061)	(15,767,380)

Cash flows from investing activities
Purchase of property and equipment	(52,651)	(199,445)	(468,901)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	10	1,057	(1,884)
Restricted deposit	(652)	(29,240)	(91,730)
Net cash (used in) investing activities	(53,293)	(227,628)	(1,037,352)

Cash flows from financing activities
Short term bank credit	-	(1,886)	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	2,017,580	2,000,000	20,329,439
Net cash provided by financing activities	2,017,580	1,998,114	20,326,598
Increase (decrease) in cash and cash equivalents	(3,943,366)	(3,990,575)	3,521,866
Cash and cash equivalents at the beginning of the period	7,465,232	11,455,807	-
Cash and cash equivalents at the end of the period	$3,521,866	$7,465,232	$3,521,866

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
U.S. dollars in thousands

			Period from May
			31, 2005
			(date of inception)
	Year ended December 31,		to December 31,
	2009	2008	2009

Non cash transactions:
Employee options exercised into shares	$-	$1	$140
Issuance of common stock in reverse acquisition	$-	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$57,755	$280,796	$353,724

Payment for the acquisition of ModigeneTech Ltd.:
Issuance expenses	$-	$-	$(356,979)
Loan granted by the Company to ModigeneTech Ltd.	-	-	(497,575)
Cash at date of acquisition in ModigeneTech Ltd.	-	-	379,717

	$-	$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 1:-	GENERAL

a.
Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lives, through its Israeli subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

b.
On May 9, 2007, Modigene Inc., a Delaware corporation, Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and the Company entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Inc. with Modigene Inc. remaining as the surviving entity and a wholly-owned subsidiary of the Company.

The Merger was accounted for as a recapitalization. The Company has continued the business operations of Modigene Inc. as a publicly-traded company under the name Prolor Biotech, Inc.
In the Merger, the stockholders of Modigene Inc. received a total of 13,588,552 newly-issued shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), in exchange for all of their shares of common stock of Modigene Inc.
Pursuant to the Merger Agreement, the Company became the holding company of Modigene Inc. and ModigeneTech.  Contemporaneously with the closing of the Merger, the Company split off its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary.

c.
In December 2005, Modigene Inc. acquired all of the outstanding shares of ModigeneTech, an Israeli-based corporation, in consideration for shares of common stock of Modigene Inc.. The fair value of the common stock issued and the options granted for the acquisition was $2,628,566.

In connection with the transaction, Modigene Inc. also issued shares of common stock, valued at $3,514,426, to Modigene Inc.’s founders for their services as the agents in the transaction.
The acquisition was accounted for as an acquisition of a group of assets that does not constitute a business and no goodwill was recognized.
The know-how purchased in the amount of $3,222,831 has not yet reached technological feasibility and has no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date.  Following the acquisition of ModigeneTech, ModigeneTech became a wholly-owned subsidiary of Modigene Inc. The financial statements of ModigeneTech were consolidated with the accounts of Modigene Inc, commencing December 14, 2005.

d.
The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future.  The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $27,024,825 through December 31, 2009. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 1:-	GENERAL (continued)

d.
Pursuant to a securities purchase agreement, dated July 22, 2009, by and among the Company and certain private investors (the “Investors”), the Company may at its own discretion close on the sale and issuance of up to four million shares of its Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share, at a purchase price of $2.00 per share (a total of $8 million), on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date, see note 7b below.

The Company is entitled to receive R&D grants from the Israeli government on approved projects during the year 2010, see note 2r.
In March 2010, the Company entered into securities purchase agreements with private investors, pursuant to which the Investors agreed to purchase an aggregate of 10,382,975 shares of Common Stock for an aggregate consideration of approximately $24.4 million.
The Company believes that its current cash sources with the anticipated R&D grants will enable the continuance of the Company’s activities for at least a year with no need for additional fundraising.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies followed in the preparation of the financial statements, on a consistent basis are:

a.	Subsequent events:
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

b.	Accounting Standards Codification:
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
d.	Financial statements in U.S. dollars:
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
Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

e.	Comprehensive Income (Loss):
Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive income (loss) consists of net income (loss).

f.	Segment Reporting:
A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

g.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Modigene Inc. and ModigeneTech Ltd.
Intercompany transactions and balances, have been eliminated upon consolidation.

h.	Cash equivalents:
For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

i.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

j.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2009 and 2008, the Company has not accrued an allowance for uncollectible accounts.

k.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Office furniture and equipment	6
Laboratory equipment	15
Computers and electronic equipment	33
Leasehold improvements	25

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) through December 31, 2009.

l.	Accounting for stock-based compensation:
The Company’s stock-based compensation are recorded according to ASC 718-10, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.
ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development costs and participations:
m.
Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, stock-based compensation benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.

Participations from the Israeli government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred (see note 2r and 9).

n.	Severance pay:
The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof.
According to agreements with key employees that are related parties of the Company, upon retirement, such employees will be entitled to receive a lump-sum payment; therefore, the Company does not accumulate severance pay for those employees, and the sum will be accrued when the Company has to pay such payments according to the employment agreements.
Severance (income) expenses for the years ended December 31, 2009 and 2008 and the period from May 31, 2005 (inception date) through December 31, 2009 amounted to $(1,044), $8,090 and $15,913, respectively.

o.	Income taxes:
The Company accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. ASC 740-10 requires companies to recognize deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is established against net deferred tax assets, if based on the weighted available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. On January 1, 2007, the Company adopted ASC 740-10, Income Taxes, as it applies to accounting for uncertainty in income taxes, which did not result in an adjustment to its tax contingencies.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

p.	Concentrations of credit risk:
Financial instruments that potentially subject the Company and subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.
Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in the U.S. are not insured [WHAT ABOUT FDIC?  ARE BALANCES ALL KEPT IN MONEY MARKET OR OTHER NON-FDIC INSURED ACCOUNTS?]. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.
q.	Fair value measurements:
As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant
		Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	$91,730	91,730
Total assets at fair value	$3,521,866	$3,521,866	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

r.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. Research and development grants received by ModigeneTech during the years ended December 31, 2009 and 2008 and the period from May 31, 2005 (inception date) through December 31, 2009 amounted to $767,248, $865,367 and $2,004,765, respectively.

s.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 9,572,278, 7,620,546 and 5,509,154 for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009, respectively.

t.	Revenue recognition:
Revenue, if and when generated, will be recognized in accordance with ASC 605-10-S99, “Revenue Recognition”.  The Company will recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

u.	Impact of recently issued accounting standards:
In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

u.	Impact of recently issued accounting standards (continued):

Effective January 1, 2009, the Company adopted ASC 805 adopted - an accounting standard update regarding business combinations. This update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax-related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 810-10, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted ASC 350-30-35 an accounting standard update regarding the determination of the useful life of intangible assets. This update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

u.	Impact of recently issued accounting standards (continued):

Effective January 1, 2009, the Company adopted ASC 350-30 - a new accounting standard update. This update clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer), and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of this accounting update did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855-10 “subsequent events”. ASC 855-10 modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

u.	Impact of recently issued accounting standards (continued):

Effective July 1, 2009, the Company adopted ASC 105 the “FASB Accounting Standards Codification”. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing, and ASC 810, Consolidation, that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective as of January 1, 2010.  The Company has evaluated these amendments and believes that they will have no impact on its financial condition or results of operations.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company does not expect these updates to have impact on its financial position and results of operations.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2009	2008
Government authorities	$46,054	$344,927
Prepaid expenses	38,474	34,989
Others	752	32,599
	$85,280	$412,515

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2009	2008
Cost:
Office furniture and equipment	$24,243	$20,479
Computers and electronic equipment	65,230	60,238
Laboratory equipment	348,652	306,855
Leasehold improvements	60,114	58,016
	498,239	445,588
Accumulated depreciation:
Office furniture and equipment	3,274	2,045
Computers and electronic equipment	41,989	25,852
Laboratory equipment	135,783	89,122
Leasehold improvements	32,878	18,396
	213,924	135,415
Depreciated cost	$284,315	$310,173

Depreciation expenses for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2009 were $78,509, $64,700 and $198,942, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2009	2008

Employees and payroll accruals	$112,293	$95,689
Accrued expenses	367,745	92,971
Government authorities	24,574	-
	$504,612	$188,660

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.
ModigeneTech is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products developed in the framework of projects in which the Israeli Government paid a portion of the expenses. Under the terms of the funding received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2009, no royalties had been paid or accrued. The Company is committed to the Chief Scientist to keep the know-how and production rights in the framework of the abovementioned projects under ModigeneTech’s possession.

b.
The Company entered into a consulting agreement with its Chief Executive Officer (“CEO”), pursuant to which he serves as the Company’s CEO on a part-time basis at an annual compensation rate of  NIS 829,900 (approximates $215,000) and an annual cash bonus target of up to NIS 231,600 (approximates $60,000). The consulting agreement had an initial one-year term that expired December 14, 2006, with an option to extend by mutual agreement of the parties.  The agreement was extended until December 14, 2010. Either party may terminate the agreement on 30 days prior notice; however, if the Company terminates the agreement for any reason other than the CEO’s material breach, then the CEO will be entitled to a lump sum severance payment of $40,000.

On January 24, 2010, the Company and the CEO entered into an amendment to the consulting agreement, pursuant to which, effective as of January 1, 2010, the CEO’s annual base salary has been increased by $35,000 to $250,000.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

c.
On January 1, 2007, the Company signed a 24-month consulting agreement with its Chief Scientific Officer (“CSO”), with an option to extend for an additional 12 months. The agreement was extended until December 31, 2010. Under the agreement, the Company will pay the CSO an annual consulting fee of NIS 138,960 (approximately $36,000). In addition, the Company will pay milestone payments of up to $102,000 upon successful completion of the milestones, as determined by the agreement. As of December 31, 2009 no milestone payments had been paid or accrued. Upon the Company’s termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

d.
The Company entered into an employment agreement with its President. Such agreement provides for employment as President of the Company for an initial two-year term that expired December 14, 2007, which term is automatically extended for additional successive one-year terms on each one-year anniversary, unless either party gives written notice of an election not to renew the agreement. The agreement was automatically renewed on December 14, 2009. The President’s annual base salary under the agreement is NIS 965,000 (approximately $250,000). In addition, the President will be entitled to an annual cash bonus of up to NIS 328,100 (approximately $85,000) based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Board. If the President voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled to payment of only his base salary through the date of termination, and would not be entitled to any performance bonus for that year. However, if the President terminates the agreement as the result of a material breach by the Company, then he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, then the President will be entitled to receive an amount equal to his then-current base salary over the 12-month period following termination, plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the President is terminated for cause, then he will be entitled to receive only any amounts that were due and owing to him at the time of such termination. If either (a) the President terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the President will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable.

On January 24, 2010, the Company and the President entered into an amendment to the employment agreement, pursuant to which, effective as of January 1, 2010; the President’s annual base salary has been increased by $20,000 to $270,000.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

e.
On July 27, 2009, the Company entered into an evaluation and option agreement with Yeda Research and Development Co. Ltd. (“Yeda”), pursuant to which the Company may obtain from Yeda a license for the right to develop a number of peptide drug candidates, including an anti-obesity drug candidate.  [DETAILS?]

f.	Liquidation Payment of Series B Preferred Stock:

The holders of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, dividends on each share of Series B Preferred Stock at a rate per annum equal to 10.0% of the liquidation amount per share of the Series B Preferred Stock.

All dividends shall be cumulative, whether or not earned or declared, accruing on an annual basis from the issue date. Upon the occurrence of a liquidation event, the holders shall be entitled to be paid (provided that such cash payment is not then prohibited under the Nevada Revised Statues or other applicable law) out of the assets of the Company available for distribution to its stockholders an amount in cash for each share of Series B Preferred Stock equal to the greater of (x) the sum of the liquidation amount for each share of Series B Preferred Stock outstanding, including an amount in cash equal to all declared and accrued unpaid dividends thereon to the date of such liquidation event, or (y) the amount for each share of Series B Preferred Stock the holders would be entitled to receive pursuant to the liquidation event if all of the shares of Series B Preferred Stock had been converted into Common Stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such liquidation event, before any cash distribution shall be made or any other assets distributed in respect of junior securities to the holders of any junior securities including, without limitation, the Company’s Series A Preferred Stock and Common Stock.

The Company did not accrue for such dividends.

g.	Operating leases:

ModigeneTech rents its offices and motor vehicles under a lease operating agreement. Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2009, are as follows:

Year ended December 31,
2010	$106,220
2011	8,852
$115,072

Rent expenses for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (date of inception) to December 31, 2009 were $107,129, $119,489 and $374,722, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY

a.
On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of related parties of the Company (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of up to 5,000,000 shares (the “Shares”) of the Company’s newly-designated 10% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share (“Series B Preferred Stock”), at a purchase price of $2.00 per share, which was two-time the average closing price of the Common Stock as reported on the OTCBB during the thirty day period immediately preceding July 22, 2009, rounded up to $1.00.

On July 23, 2009 (the “Closing Date”), the Company closed on the issuance of 1,000,000 Shares for an aggregate consideration of $2,000,000.

b.
Under the Purchase Agreement described in paragraph (a) above, the Company may elect, in its sole discretion, to close on the sale and issuance of up to an additional 4 million of Series B Preferred Stock, at a purchase price of $2.00 per share (a total of $8 million), on any date on or prior to March 25, 2013, subject to providing the Investors thirty days prior written notice of such closing date.

c.
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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY (continued):

d.
On May 9, 2007, simultaneously with the closing of the Merger discussed in note 1b., the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one-quarter of one share of Common Stock for an exercise price of $2.50 per whole share.

The Company raised total cash consideration of $9,628,212 before expenses. Upon the completion of the first phase of the Offering the Company issued warrants to purchase up to an aggregate of 242,324 shares of Common Stock to broker/dealers who assisted in the Offering.

Contemporaneously with the closing of the Merger and the first phase of the Offering, the Company completed a sale (the “Private Sale”) of 5,377,660 shares of Common Stock, and warrants to purchase 333,333 shares of Common Stock, to strategic investors, for total consideration of $2,000,000.

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

e.	Rights of Common Stock capital:

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY (continued)

f.	Rights of Series A Preferred Stock:

The Company has approved the designation of 800,000 shares of its preferred stock as “Series A Preferred Stock”. Each holder of shares of Series A Preferred Stock shall be entitled, at the option of such holder, to convert all of the shares of Series A Preferred Stock then held by such holder, at any time beginning on March 1, 2009 and ending on March 25, 2012, without the payment of any additional consideration, into Common Stock, if any holder has not exercised his right to convert the shares all such shares will automatically convert into Common Stock on March 25, 2012. The holders of Series A Preferred Stock will vote on an as-if-converted basis. Dividends will be payable only if, when and as declared by our Board of Directors, and, if declared, any such dividends will be non-cumulative.

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

g.	Rights of Series B Cumulative Convertible Preferred Stock:

Holders of the Series B Preferred Stock are entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends on each share of Series B Preferred Stock at a rate per annum equal to 10.0% of the sum of (i) $2.00 plus (ii) any and all declared and unpaid and accrued dividends thereon, subject to adjustment for any stock split, combination, recapitalization or other similar corporate action.

The Holders of Series B Preferred Stock have the right to receive notice of any meeting of holders of the Company’s Common Stock or Series B Preferred Stock and to vote on an as-converted basis.

With respect to dividend distributions and distributions upon liquidation, winding up or dissolution of the Company, the Series B Preferred Stock ranks senior to the Series A Preferred Stock and all classes of Common Stock.

The holder of a share of Series B Preferred Stock may at any time convert such share at the rate of 1 share of Series B Preferred Stock for 2 shares of Common Stock, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, certain stock issuances or similar events with respect to the Common Stock.

The Company, with a 30 days notice to the holder, may redeem all of the then outstanding shares of Series B Preferred Stock by paying in cash an amount per share equal to $2.00 plus all declared or accrued unpaid dividends on such shares, subject to adjustment for any stock dividends or distributions, splits, subdivisions, combinations, reclassifications, stock issuances or similar events with respect to the Common Stock.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY (continued)

h.	Warrants:

A summary of the warrants granted is as follows:

1.	Number of warrants	2,295,654
	Grant date	May 9, 2007
	Expiration date	May 8, 2012
	Exercise price	$2.50
	Number of warrants vested	2,295,654

2.	Number of warrants	561,965
	Grant date	May 21, 2007
	Expiration date	May 20, 2012
	Exercise price	$2.50
	Number of warrants vested	561,965

3.	Number of warrants	701,305
	Grant date	December 14, 2005
	Expiration date	December 13, 2015
	Exercise price	$0.88
	Number of warrants vested	701,305

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

The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY (continued)

i.	Option plan:

1.
The Company issued stock options to purchase 4,946,554 shares of Common Stock, of which options to purchase 1,990,735 shares were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and options to purchase 2,955,819 shares were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).

On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares.

The Company accounts for stock based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under
	2005 Plan		2007 Plan
	Granted 2005	Granted 2006	Granted 2007	Granted 2008	Granted 2009
annual dividends of	$0.00	$0.00	$0.00	$0.00	$0.00
expected volatility of	85%	85%	85%	79%	117%
risk-free interest rate of	4.41%	4.63%	4.67%	2.90%	0.01	%,
expected average options expiration	8.05	7.9	9.19	9.94	10

2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2008
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	2,437,795	$1.26
Forfeited	(27,560)	$1.90
Exercised	(113,762)	$0.00001
Granted	2,135,819	$0.96
Outstanding at the end of the year	4,432,292	$1.14
Options exercisable	2,045,792	$1.19

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 7:-	STOCKHOLDERS’ EQUITY (continued)

i.	Option plan: (continued)

	December 31, 2009
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	4,432,292	$1.14
Forfeited	(2,353)	$1.49
Exercised	(20,000)	$0.88
Granted	375,500	$0.65
Outstanding at the end of the year	4,785,439	$1.11
Options exercisable	2,701,397	$1.19

The options outstanding as of December 31, 2009, have been separated into exercise prices, as follows:

Exercise		Remaining Weighted average contractual life
Price	Options Outstanding	(years)	Options Exercisable
0.65	375,500	9.1	-
$0.879	1,245,474	6.23	1,245,474
$0.90	1,950,000	8.17	487,500
$0.93	25,000	8.18	8,333
$1.318	435,146	3.17	435,146
$1.50	130,500	8.32	40,958
$2.00	475,000	7.36	341,667
$2.50	148,819	3.26	142,319
	4,785,439	7.05	2,701,397

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	December 31,
	2009	2008
Weighted average fair value on date of grant	$0.71	$0.72
Total aggregate intrinsic value	$6,556,831	$0.00

Stock based compensation expenses for the years ended December 31, 2009 and 2008 and for the period from May 31, 2005 (date of inception) through December 31, 2009 were $728,341, $1,039,028 and $7,195,785, respectively. Stock based compensation for the period from May 31, 2005 (date of inception) through December 31, 2009 include stock based payments in the acquisition of ModigeneTech and deferred compensation on restricted shares in the amount of $3,876,960.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 8:-	INCOME TAXES

a.	Losses for tax purposes:

Carry-forward tax losses of the Company and Modigene Inc. total approximately $612,761 as of December 31, 2009. ModigeneTech’s Carry-forward tax losses as of December 31, 2009 were $12,152,673, which may be carried forward and offset against taxable income of ModigeneTech  in the future for an indefinite period.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2009, the Company has provided full valuation allowances in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

NOTE 9:-	RESEARCH AND DEVELOPMENT, NET

			Period from May 31, 2005
	Year ended		(date of inception)
	December 31,		to December 31,
	2009	2008	2009

Research and development expenses	$6,040,235	$5,527,102	$15,100,549
Less – Government grants and participation	(484,912)	(746,013)	(1,999,791)

	$5,555,323	$4,781,089	$13,100,758

As for the Company’s government grants and participation – see note 2r.

NOTE 10:-	SUBSEQUENT EVENTS

a.	On January 11, 2010, 500,000 options were granted to executives with exercise price of $2.40, ten years term, four years annual vesting.

On January 5, 2010, 55,000 options were granted to non-executive employees with exercise price of $2.35, ten years term, four years annual vesting,

b.
On January 24, 2010 the Company and two of its executives amended their agreements, pursuant to the terms of the Amendments, effective as of January 1, 2010; the executives’ annual base salary has been increased as discussed in note 6 above.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

U.S. dollars

NOTE 10:-	SUBSEQUENT EVENTS (continued)

c.	During January to March 2010, 60,280 warrants were exercised to purchase 50,996 of Common Stock

d.	During January to March 2010, 206,989 stock options were exercised into 206,989 of Common Stock.

e.
On March 11, 2010 and March 17, 2010, the Company entered into each of two substantially identical securities purchase agreements with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of 10,382,975 shares (the “Shares”) of Common Stock at a purchase price of $2.35 per share. On March 17, 2010, the Company closed on the issuance of the Shares for aggregate consideration of approximately $24.4 million.

The Company issued the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that such Investor’s Shares were being acquired for investment purposes.

The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 under the Securities Act. The Company has not undertaken to register the Shares, and no registration rights have been granted to the Investors in respect of the Shares. Additionally, each Investor entered into a lockup agreement in respect of the Shares, pursuant to which such Investor may not sell or otherwise transfer such shares for a period of one-year.