Form 10-Q
period 2010-03-31
PROLOR Biotech, Inc.
filed 2010-05-14
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 12, 2010 there were 46,242,813 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2010

PART I	– FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,119,471	$3,521,866
Short term deposits	98,664	-
Accounts receivable and prepaid expenses	548,570	85,280
Restricted cash	95,901	91,730
Total Current Assets	26,862,606	3,698,876
Long-term Assets:
Property and Equipment, net	280,233	284,315
Severance pay fund	137,938	124,324
Long term deposit	1,940	1,906
Total Long Term Assets	420,111	410,545
Total Assets	$27,282,717	$4,109,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$152,510	$131,924
Related party payables	55,128	203,583
Accrued expenses and other liabilities	642,397	504,612
Total Current Liabilities	850,035	840,119
Accrued Severance Pay	171,352	140,237
Commitments and Contingent Liabilities	—	—
Stockholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, 1,800,000 issued and outstanding as of March 31, 2010 and December 31, 2009	18	18
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 46,178,497 and 35,569,028 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	461	355
Additional paid in capital	54,840,034	30,153,517
(Deficit) accumulated during the development stage	(28,579,183)	(27,024,825)
Total Stockholders’ Equity	26,261,330	3,129,065
Total Liabilities and Stockholders’ Equity	$27,282,717	$4,109,421

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	3,222,831
Research and development, net	1,002,434	2,585,702	14,103,192
General and administrative	485,493	478,734	11,705,019
Total operating expenses	1,487,927	3,064,436	29,031,042

Operating (loss)	(1,487,927)	(3,064,436)	(29,031,042)

Financial income	1,319	30,191	878,565
Financial (expenses)	(67,750)	(84,633)	(426,706)

Net (loss)	$(1,554,358)	$(3,118,878)	$(28,579,183)

(Loss) per share (basic & diluted)	$(0.04)	$(0.09)	$(1.07)

Weighted average number of shares outstanding	35,730,581	35,549,028	26,714,639

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
	For the three Months ended		(date of inception)
	March 31,		to March 31,
	2010	2009	2010
Cash flows from operating activities
Net (loss)	$(1,554,358)	$(3,118,878)	$(28,579,183)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	20,239	19,086	219,181
In-process research and development write-off	-	-	3,222,831
Stock-based compensation	200,995	236,679	7,396,780
Increase (decrease) in accrued severance pay, net	17,501	(2,315)	33,414
Decrease (increase) in accounts receivable and prepaid expenses	(463,290)	29,657	(548,293)
Increase (decrease) in trade payables	20,586	(3,615)	142,406
Increase (decrease) in related parties	(148,455)	(9,472)	55,128
Long term deposit exchange rate differences	(22)	-	(44)
Increase in accrued expenses and other liabilities	137,785	930,101	521,381
Net cash (used in) operating activities	(1,769,019)	(1,918,757)	(17,536,399)
Cash flows from investing activities
Purchase of property and equipment	(16,157)	-	(485,058)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)

Long term deposit	(12)	175	(1,896)
Short term Deposit	(98,664)		(98,664)
Restricted deposit	(4,171)	8,394	(95,901)
Net cash (used in) provided by investing activities	(119,004)	8,569	(1,156,356)
Cash flows from financing activities
Short term bank credit	-	-	(2,841)

Proceeds from loans	-	-	(173,000)

Principal payment of loans	-	-	173,000

Proceeds from issuance of shares	24,485,628	-	44,815,067

Net cash provided by financing activities	24,485,628	-	44,812,226

Increase (decrease) in cash and cash equivalents	22,597,605	(1,910,188)	26,119,471
Cash and cash equivalents at the beginning of the period	3,521,866	7,465,232	-
Cash and cash equivalents at the end of the period	$26,119,471	$5,555,044	$26,119,471

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Period from May 31, 2005
	For the three Months ended			(date of inception)
	March 31,			to March 31,
	2010		2009	2010
Non cash transactions:
Employee options exercised into shares	$		$-	$140

Issuance of common stock in reverse acquisition		$-	$-	$73

Additional information:
Cash paid for income taxes		$-	$-	$-

Cash paid for interest expense		$4	$22	$353,728

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lifes, through its subsidiaries, Modigene Inc., a Delaware based subsidiary and ModigeneTech Ltd., an Israeli-based subsidiary.

b.
The Company is devoting substantially all of its efforts toward conducting research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $28,579,183 as of March 31, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need of additional financing.

c.
On March 11, 2010 and March 17, 2010, the Company entered into two substantially identical securities purchase agreements with certain private investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of 10,382,975 shares (the “Shares”) of Common Stock at a purchase price of $2.35 per Share. On March 17, 2010, the Company closed on the issuance of the Shares for aggregate consideration of $24,145,241 ($24,399,991 net of $254,750 issuing expenses).

The Company issued the Shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that such Investor’s Shares were being acquired for investment purposes.

The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 under the Securities Act. The Company has not undertaken to register the Shares, and no registration rights have been granted to the Investors in respect of the Shares. Additionally, each Investor entered into a lockup agreement in respect of the Shares, pursuant to which such Investor may not sell or otherwise transfer such Shares for a period of one year.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 26, 2010.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc. and ModigeneTech Ltd.  Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of Common Stock issuable upon exercise or conversion of the foregoing securities that have been excluded from the basic and diluted losses per share calculations for the three month periods ended March 31, 2010 and 2009 and for the period from May 31, 2005 (date of inception) to March 31, 2010 were 12,075,765, 9,018,909 and 5,843,996, respectively.

d.	Fair value measurements:

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$26,119,471	$26,119,471	$-	$-
Short term deposits	98,664	98,664	-	-
Restricted cash	$95,901	95,901	-	-
Total assets at fair value	$26,314,036	$26,314,036	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	$91,730	91,730	-	-
Total assets at fair value	$3,521,866	$3,521,866	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted  the following Financial Accounting Standards Board Accounting Standards Updates:

ASC 860 - Transfers and Servicing, and ASC 810, Consolidation that changes the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

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

Effective January 1, 2010, the Company adopted  ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of these provisions did not have any impact on the Company’s consolidated financial statements.

The adoption of these provisions did not have any impact on the Company’s consolidated financial statements.

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS

The Company issued stock options to purchase shares of Common Stock under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the Company’s 2007 Equity Incentive Plan (the “2007 Plan”)

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”, The fair value of each stock option is calculated based upon grant date fair value using the Black-Scholes option-pricing model.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS (continued):

The following weighted average assumptions were used for the options granted for the three months ended March 31, 2010:  (i) annual dividends of $0.00, (ii) expected volatility of 104.29%, (iii) risk-free interest rate of 0.3%, and (iv) expected average option lives of 7 years.

The following is a summary of the stock options granted under the 2005 Plan and 2007 Plan:

	For the three months ended
	March 31, 2010
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11

Exercised	(165,323)	$1.29

Issued under the 2005 Plan	50,000	$2.35

Issued under the 2007 Plan	500,000	$2.40

Outstanding at the end of the period	5,170,116	$1.24

Options exercisable	2,536,074	$1.18

	For the three months ended
	March 31, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14

Issued under the 2005 Plan	175,500	$0.65

Issued under the 2007 Plan	200,000	$0.65

Forfeited	(2,353)	$1.49

Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,538,522	$1.14

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS (continued)

The options outstanding as of March 31, 2010 have been separated into exercise prices, as follows:

		Remaining Weighted Average
Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable

$0.650	375,500	8.85	-
$0.879	1,130,151	6.01	1,130,151
$0.900	1,950,000	7.92	487,500
$0.930	25,000	7.93	8,333
$1.318	435,146	2.92	435,146
$1.500	130,500	8.07	40,958
$2.000	450,000	7.11	316,667
$2.350	50,000	9.77	-
$2.400	500,000	9.79	-
$2.500	123,819	3.19	117,319
	5,170,116	6.13	2,536,074

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	March 31,	December 31,
	2010	2009
Weighted average fair value on date of grant	$0.82	$0.71
Total aggregate intrinsic value	$17,027,595	$6,556,831

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (date of inception) through March 31, 2010 were $200,995, $236,679 and $7,396,780, respectively. Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through March 31, 2010 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(Unaudited)

NOTE 5:-	COMMON STOCK WARRANTS

	For the three months ended
	March 31, 2009
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	3,558,924	$2.18

Exercised	(70,546)	$2.19

Outstanding and exercisable at the end of the period	3,488,378	$2.18

Total aggregate intrinsic value of warrants outstanding as of March 31, 2010 was $7,742,637.

NOTE 6:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.
The Company has evaluated subsequent events through May 12, 2010. Subsequent to March 31, 2010, 62,975 new common shares were issued in connection with the exercise of outstanding warrants.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to the factors contained in “Item 1A — Risk Factors” of our Annual Report on Form 10-K as updated by our subsequently filed Forms 10-Q or other documents we file with the SEC.  We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto that appear in Item 1 of this Quarterly Report on Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which the Company has prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, the Company evaluates such estimates and judgments, including those described in greater detail below. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies

The historical financial statements of the Company included with this Quarterly Report have been prepared in accordance with GAAP. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are described below.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statements in United States Dollars:  The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company expects to continue to operate in the foreseeable future. The majority of ModigeneTech’s operations are currently conducted in Israel, and most of the Israeli expenses are paid in new Israeli schekels; however, most of the expenses are denominated and determined in U.S. dollars. Financing and investing activities, including loans and equity transactions, are made in U.S. dollars.

Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Modigene Delaware, and its wholly-owned subsidiary, ModigeneTech. Intercompany transactions and balances have been eliminated upon consolidation.

Cash Equivalents: For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable: Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts.  As of March 31, 2010 the Company had not accrued an allowance for uncollectible accounts.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.  The annual depreciation rates are as follows:

%

Office furniture and equipment	6

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	25

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) to March 31, 2010.

Research and Development Costs and Participation: Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, benefits and other personnel-related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D and in-licensing arrangements. Participation from government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred.

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof. According to agreements with key employees that are related parties of the Company, upon retirement, the key employees will be entitled to receive a lump-sum payment; therefore the Company does not accumulate severance pay for those employees, and the sum will be accrued when the Company has to pay such payments according to the employment agreements. Severance (income) expenses for the three months ended March 31, 2009 and 2008 and for the period from May 31, 2005 (inception date) through March 31, 2010 amounted to $17,501, ($751) and $34,414, respectively.

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

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign hedging arrangements.

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in the development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by ModigeneTech for the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010 amounted to $57,319, $208,000 and $2,062,084, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share were 12,075,765, 9,018,909 and 5,843,996 for the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, respectively.

Results of Operation

Three Months Ended March 31, 2010 Compared to the Three Months ended March 31, 2009

Revenue

The Company has not generated any revenue from operations since its inception. To date, the Company has funded its operations primarily through grants from the Israeli Office of the Chief Scientist (the “OCS”), and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, then the Company could generate revenue from sales of its products.

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

The Company expects its research and development expenditures to increase significantly in the near future in connection with the ongoing production of its protein drug candidates. The Company intends to continue to hire new employees, in research and development, in order to meet its operation plans.

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates.  For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, the Company incurred net research and development expense in the aggregate of $1,002,434, $2,585,702 and $14,103,192, respectively. The decrease for the three month period resulted primarily from reduction in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel.  For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, the Company incurred general and administrative expenses in the aggregate of $485,493, $478,734 and $11,705,019, respectively.

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

For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, the Company incurred net financial income/(expense) in the aggregate of ($66,431), ($54,442) and $451,859, respectively. The financial expense resulted primarily from the lower balance of cash and cash equivalents held by the Company, as well as currency fluctuations on deposits in Israeli Shekels.

Stock-based Compensation

The Company’s stock-based compensation expense is recorded according to ASC 718-10, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three months ended March 31, 2010 and March 31, 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, the Company incurred stock-based compensation expenses in the aggregate of $200,995, $236,679 and $7,396,780, respectively.

The Company applies ASC 505 "Equity" with respect to options and warrants issued to non-employees. ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, net cash (used in) provided by operations was approximately $1,769,019, $1,918,757 and $17,536,399, respectively. The decrease resulted primarily from reduction of accrued expenses.

For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, net cash (used in) provided by investing activities was approximately $(119,004), $8,569 and $(1,156,356), respectively. The difference in the 2010 period resulted primarily from a cash investment in a bank deposit.

For the three months ended March 31, 2010 and 2009 and for the period from May 31, 2005 (inception date) through March 31, 2010, net cash (used in) provided by financing activities was approximately $24,485,628, $0 and $44,812,226, respectively. The increase in 2010 resulted from our issuance of Common Stock in a private placement that was consummated in March 2010.

Liquidity and Capital Resources

On March 11, 2010 and March 17, 2010, the Company entered into two substantially identical securities purchase agreements with certain private investors, pursuant to which the investors agreed to purchase an aggregate of 10,382,975 shares of Common Stock at a purchase price of $2.35 per share. On March 17, 2010, the Company closed on the issuance of the shares for aggregate consideration of $24,399,991 before expenses.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements

On July 23, 2009, we issued 1,000,000 shares of our Series B preferred stock, at a purchase price of $2.00 per share, each share of which is currently convertible into two shares of our Common Stock.  Under the purchase agreement pursuant to which we issued the Series B preferred stock, we may, at our election, cause the investors party thereto to purchase from us up to an additional 4,000,000 shares of Series B preferred stock at $2.00 per share. Except for this purchase agreement, we do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation has had a material effect on its results of operations for the three months ended March 31, 2010 or 2009.

Currency fluctuations could affect the Company by increasing or decreasing costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations for the three month periods ended March 31, 2010 or 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies as defined in rule 12b-2 of the Exchange Act.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the system is operating effectively to ensure appropriate disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Not Applicable.

ITEM 1A	Risk Factors

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

10.1	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010.

10.2	Form of Lockup Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2010.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-B (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

May 14, 2010	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer