Form 10-Q
period 2010-06-30
PROLOR Biotech, Inc.
filed 2010-08-13
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from                    to

Commission file number:    000-52691

PROLOR BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Sapir Street, Weizmann Science Park
Nes-Ziona, Israel	74140
(Address of principal executive	(Zip Code)
offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 5, 2010 there were 53,209,685  shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2010

Table of Contents

PART I	– FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,098,103	$3,521,866
Short term deposits	6,994,858	-
Accounts receivable and prepaid expenses	186,001	85,280
Restricted cash	92,002	91,730
Total Current Assets	26,370,964	3,698,876

Long-term Assets:
Property and Equipment, net	268,818	284,315
Severance pay fund	143,214	124,324
Long term deposit	1,858	1,906
Total Long Term Assets	413,890	410,545

Total Assets	$26,784,854	$4,109,421

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$104,100	$131,924
Related party payables	50,752	203,583
Accrued expenses and other liabilities	834,776	504,612
Total Current Liabilities	989,628	840,119
Accrued Severance Pay	176,786	140,237

Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized 0 shares and 1,800,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	18
Common Stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 52,997,976 and 35,569,028 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	530	355
Additional paid-in capital	55,925,710	30,153,517
(Deficit) accumulated during the development stage	(30,307,800)	(27,024,825)
Total Shareholders' Equity	25,618,440	3,129,065

Total Liabilities and Shareholders' Equity	$26,784,854	$4,109,421

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-
Operating expenses:

In-process research and development write-off		-	-	-	(3,222,831)
Research and development, net	(845,322)	(304,701)	(1,847,756)	(2,890,403)	(14,948,514)
General and administrative	(642,636)	(494,308)	(1,128,129)	(973,042)	(12,347,655)
Total operating expenses	(1,487,958)	(799,009)	(2,975,885)	(3,863,445)	(30,519,000)

Operating (loss)	(1,487,958)	(799,009)	(2,975,885)	(3,863,445)	(30,519,000)

Financial income	9,490	4,003	10,809	34,194	888,055
Financial (expenses)	(250,149)	(21,209)	(317,899)	(105,842)	(676,855)

Net (loss)	$(1,728,617)	$(816,215)	$(3,282,975)	$(3,935,093)	$(30,307,800)

(Loss) per share (basic & diluted)	$(0.05)	$(0.02)	$(0.09)	$(0.11)	$(1.11)

Weighted average number of shares outstanding	38,260,987	35,549,028	36,997,303	35,549,028	27,279,434

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
			(date of inception)
	For the six months ended June 30,		to June 30,
	2010	2009	2010
Cash flows from operating activities
Net (loss)	$(3,282,975)	$(3,935,093)	$(30,307,800)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	40,775	38,165	239,717
In-process research and development write-off	-	-	3,222,831
Stock based compensation	468,472	416,711	7,664,257
Increase in accrued severance pay, net	17,659	(2,189)	33,572
Decrease (increase) in accounts receivable and prepaid expenses	(100,721)	(679,411)	(185,724)
Increase in trade payables	(27,824)	156,415	93,996
Increase (decrease) in related parties	(152,831)	(4,373)	50,752
Long term deposit exchange rate	(22)	-	(44)
Increase (decrease) in accrued expenses and other liabilities	330,164	327,648	713,760
Net cash (used in) operating activities	(2,707,303)	(3,682,127)	(18,474,683)

Cash flows from investing activities
Purchase of property and equipment	(25,278)	(3,233)	(494,179)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	70	57	(1,814)
Short term Deposit	(6,994,858)	-	(6,994,858)
Restricted deposit	(272)	2,719	(92,002)
Net cash (used in) investing activities	(7,020,338)	(30,457)	(8,057,690)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares, options and warrants	25,303,878	-	45,633,317
Net cash provided by financing activities	25,303,878	-	45,630,476

Increase (decrease) in cash and cash equivalents	15,576,237	(3,712,584)	19,098,103
Cash and cash equivalents at the beginning of the period	3,521,866	7,465,232	-
Cash and cash equivalents at the end of the period	$19,098,103	$3,752,648	$19,098,103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				Period from May 31, 2005
	For the six months ended June 30			(date of inception) to June 30
	2010	2009		2010
Non cash transactions:

Employee options exercised into shares	$-	$		$140
Issuance of common stock in reverse acquisition	$-	$		$73
Conversion of preferred stock to common stock	$18		$-	$18

Additional information:
Cash paid for income taxes	$-		$-	$-
Cash paid for interest expense	$6		$46	$353,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lives, through its subsidiaries, Modigene Inc., a Delaware corporation, and ModigeneTech Ltd., an Israeli-based subsidiary.

b.
The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or sold any products and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $30,307,800 as of June 30, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash resources will enable the continuance of the Company’s activities for at least the next twelve months with no need for additional financing.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 1:-	GENERAL (continued)

d.	On May 20, 2010 all 1,000,000 issued and outstanding shares of Series B Preferred Stock were converted into 2,167,780 shares of Common Stock.
On May 21, 2010 all 800,000 issued and outstanding shares of Series A Preferred Stock were converted into 4,000,000 shares of Common Stock.  Following conversion of the Series B Preferred Stock and the Series A Preferred Stock, no shares of the Company’s preferred stock remained outstanding.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of presentation:
The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010.

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
The number of shares of Common Stock issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three months ended June 30, 2010 and 2009 and the period from May 31, 2005 (date of inception) to June 30, 2010 were 20,035,195 and 9,164,362 and 6,539,793, respectively.  The number of shares of Common Stock issuable excluded from calculations for the six months ended June 30, 2010 and 2009 were 16,077,467 and 9,092,037, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Concentrations of Credit Risk:
Financial instruments that potentially subjected the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments. The Company has no off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign hedging arrangements.

e.	Royalty-bearing Grants:
Royalty-bearing grants from the Government of Israel for participation in the development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred.
Research and development grants received by ModigeneTech for the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010 amounted to $688,504, $181,449 and $2,750,588, respectively. Research and development grants received by ModigeneTech for the six months ended June 30, 2010 and 2009 amounted to $745,823 and $389,429, respectively

f.	Fair value measurements:
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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Fair value measurements (continued):
In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$19,098,103	$19,098,103	$-	$-
Short term deposits	6,994,858	6,994,858	-	-
Restricted cash	92,002	92,002	-	-
Total assets at fair value	$24,184,963	$24,184,963	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	$91,730	91,730	-	-
Total assets at fair value	$3,521,866	$3,521,866	$-	$-

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, the Company adopted  the following Financial Accounting Standards Board Accounting Standards Updates:

-
ASC 860 - Transfers and Servicing, and ASC 810, Consolidation that changes the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

-
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

-
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

-
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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice regarding the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). The amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU became effective issuance. The adoption of this ASU did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 4:-	EMPLOYEES’ STOCK OPTION PLANS
The Company issued stock options to purchase shares of Common Stock under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation.” The fair value of each stock option is calculated based upon grant date fair value determined using the Black-Scholes-Merton option-pricing model.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	For the six months ended June 30, 2010
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11
Exercised	(517,872)	$1.50
Forfeited	(500)	$0.65
Issued under the 2007 plan	500,000	$2.40
Issued under the 2007 plan	50,000	$2.35
Outstanding at the end of the period	4,817,067	$1.21
Options exercisable	3,046,899	$1.18

	For the six months ended June 30, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14
Issued under the 2005 plan	175,500	$0.65
Issued under the 2007 plan	200,000	$0.65
Forfeited	(2,353)	$1.49
Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,721,397	$1.19

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The options outstanding as of June 30, 2010 have been separated into exercise prices, as follows:

		Remaining Weighted Average
Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable

$0.650	375,000	8.6	182,083
$0.879	996,062	5.78	996,062
$0.900	1,950,000	7.67	975,000
$0.930	25,000	7.68	16,667
$1.318	251,017	3.64	251,017
$1.500	121,169	7.82	77,251
$2.000	425,000	6.86	425,000
$2.350	50,000	9.52	-
$2.400	500,000	9.54	-
$2.500	123,819	2.94	123,819
	4,817,067		3,046,899

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	June 30,	December 31,
	2010	2009

Weighted average fair value on date of grant	$0.78	$0.71
Total aggregate intrinsic value	$30,129,534	$6,196,831

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (date of inception) to June 30, 2010 was $267,477, $180,032 and $7,664,257, respectively.
Stock-based compensation expense for the six months ended June 30, 2010 and 2009 was 468,472 and 416,711, respectively.
Stock-based compensation expense for the period from May 31, 2005 (date of inception) through June 30, 2010 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

(Unaudited)

NOTE 5:-	STOCK WARRANTS

	For the six months ended June 30, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	3,558,924	$2.18
Exercised	(466,672)	1.96
Outstanding and exercisable at the end of the period	3,092,252	$2.21

Total aggregate intrinsic value of warrants outstanding as of June 30, 2010 is $14,457,532.

NOTE 6:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.
Subsequent to June 30, 2010 and through August 5, 2010, 211,709 new common shares were issued in connection with cashless exercises of 319,335 outstanding warrants. There were no other subsequent events requiring disclosure.

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

We believe our products in development will provide several key advantages over our competitor’s existing products, including:

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

Merck & Co. has developed the first novel protein containing CTP, named ELONVA®, a long-acting CTP-modified version of the fertility drug follicle stimulating hormone (FSH).  On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States.  Merck licensed the CTP technology directly from Washington University (prior to the formation of our subsidiary, Modigene Delaware) for application only to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, which together address an established market estimated to exceed $15 billion:

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Financial Statements in United States Dollars:  The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company expects to continue to operate in the foreseeable future. The majority of our R&D subsidiary’s operations are currently conducted in Israel, and most of the Israeli expenses are paid in new Israeli Shekels; however, most expenses are denominated and determined in U.S. dollars. Financing and investing activities, including loans and equity transactions, are denominated in U.S. dollars. The majority of our assets, however, are held in the U.S.

Accordingly, the functional and reporting currency of the Company is the U.S. dollar. Monetary accounts maintained in currencies other than the dollar are remeasured in U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expense, as appropriate.

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

Concentrations of Credit Risk: Financial instruments that potentially subjected the Company to concentrations of credit risk consist principally of cash and cash equivalents.

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

Research and development grants received by ModigeneTech for the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010 amounted to $688,504, $181,449 and $2,750,588, respectively. Research and development grants received by ModigeneTech for the six months ended June 30, 2010 and 2009 amounted to $745,823 and $389,429, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share were 20,035,195, 9,164,362 and 6,539,793 for the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010, respectively. The total weighted average number of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share were 16,077,467 and 9,092,037 for the six months ended June 30, 2010 and 2009, respectively.

Results of Operation

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months ended June 30, 2009

Revenue

The Company has not generated any revenue from operations since its inception. To date, the Company has funded its operations primarily through grants from the Israeli Office of the Chief Scientist (the “OCS”) and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, then the Company could generate revenue from sales of its products.

Research and Development Expense

The Company expects its research and development expenses to increase as it continues to develop its product candidates. Research and development expense consists of:

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates.  For the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010, the Company incurred net research and development expense in the aggregate of $845,322, $304,701 and $14,948,514, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred net research and development expense in the aggregate of $1,847,756, and $2,890,403, respectively. The decrease for the six month period resulted primarily from reduction in development expenses associated with the manufacturing of non-GMP and GMP of hGH-CTP. The increase for the three month period resulted primarily from development expenses associated with other pipeline candidates. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services. The Company expects that its general and administrative expenses will increase as it adds additional personnel.  For the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010, the Company incurred general and administrative expense in the aggregate of $642,636, $494,308 and $12,347,655, respectively. For the three months ended June 30, 2010 and 2009, the Company incurred general and administrative expense in the aggregate of $1,128,129, and $973,042, respectively.

Financial Expense and Income

Financial expense and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit; and

•	expense or income resulting from fluctuations of the New Israeli Shekel and Euro, which a portion of the Company’s assets and liabilities are denominated in, against the United States Dollar.

For the three months ended June 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010, the Company incurred net financial (expense) income in the aggregate of ($240,659), ($17,206) and $211,200, respectively. For the six months ended June 30, 2010 and 2009, the Company incurred net financial (expense) in the aggregate of ($307,090) and ($71,648), respectively. The financial expense resulted primarily from currency fluctuations on deposits in New Israeli Shekels and the Euro.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three months ended June 30, 2010 and June 30, 2009 and for the period from May 31, 2005 (inception date) through June 30, 2010, the Company incurred stock-based compensation expenses in the aggregate of $267,477, $180,032 and $7,664,257, respectively. For the six months ended June 30, 2010 and June 30, 2009, the Company incurred stock-based compensation expenses in the aggregate of $468,472 and $416,711, respectively.

The Company applies ASC 505 "Equity" with respect to options and warrants issued to non-employees (other than non-employee directors). ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the six months ended June 30, 2010 and 2009 net cash (used in) provided by operations was approximately ($2,707,303) and ($3,682,127), respectively. The decrease resulted primarily from reduction of research and development expenses.

For the six months ended June 30, 2010 and 2009 net cash (used in) investing activities was approximately ($7,020,338) and ($30,457), respectively. The difference in the 2010 period resulted primarily from cash investments in short term bank deposits. The deposits are held mostly in US$..

For the six months ended June 30, 2010 and 2009 net cash provided by financing activities was approximately $25,303,878 and $0, respectively. The increase in 2010 resulted from our issuance of 10,382,975 Common Stock for aggregate consideration of $24,145,241 ($24,399,991 net of $254,750 issuing expenses) in a private placement that was consummated in March 2010, as well as from option and warrant exercises.

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

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements

In May 2010, in connection with the Company's listing of its common stock on the Tel Aviv Stock Exchange, all shares of the Company’s Series A preferred stock and Series B preferred stock were converted in accordance with their respective terms into an aggregate of 6,167,780 shares of common stock. We currently do not have any issued and outstanding preferred shares. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation had a material effect on its results of operations for the three months ended June 30, 2010 or 2009.

Currency fluctuations could affect the Company by increasing or decreasing costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations had a material effect on its results of operations for the three month periods ended June 30, 2010 or 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

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

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Not Applicable.

ITEM 1A	Risk Factors

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

August 13, 2010	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer