Form 10-Q
period 2010-09-30
PROLOR Biotech, Inc.
filed 2010-11-12
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2010 there were 53,458,243  shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2010

PART I	– FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,461,208	$3,521,866
Short term deposits	8,375,086	-
Accounts receivable and prepaid expenses	484,924	85,280
Restricted cash	99,674	91,730
Total Current Assets	25,420,892	3,698,876

Long-term Assets:
Property and equipment, net	299,288	284,315
Severance pay fund	168,043	124,324
Long term deposit	2,247	1,906
Total Long Term Assets	469,578	410,545

Total Assets	$25,890,470	$4,109,421
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$140,628	$131,924
Related party payables	54,873	203,583
Accrued expenses and other liabilities	598,921	504,612
Total Current Liabilities	794,422	840,119

Accrued Severance Pay	200,382	140,237

Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized, none and 1,800,000 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	-	18
Common Stock of $ 0.00001 par value – 300,000,000 shares of Common Stock authorized 53,445,536 and 35,569,028 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	534	355
Additional paid-in capital	56,593,823	30,153,517
(Deficit) accumulated during the development stage	(31,698,691)	(27,024,825)
Total Shareholders' Equity	24,895,666	3,129,065

Total Liabilities and Shareholders' Equity	$25,890,470	$4,109,421

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from May 31, 2005 (date of inception) to September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	1,110,317	575,917	2,958,073	3,466,320	16,058,831
General and administrative	645,112	401,868	1,773,241	1,374,910	12,992,767
Total operating expenses	1,755,429	977,785	4,731,317	4,841,230	32,274,429

Operating (loss)	(1,755,429)	(977,785)	(4,731,314)	(4,841,230)	(32,274,429)

Financial income	364,538	73,256	57,448	101,234	934,694
Financial (expenses)	-	(1,041)	-	(100,667)	(358,956)

Net (loss)	$(1,390,891)	$(905,570)	$(4,673,866)	$(4,840,663)	$(31,698,691)

(Loss) per share (basic & diluted)	$(0.03)	$(0.03)	$(0.12)	$(0.14)	$(1.13)

Weighted average number of shares outstanding	42,931,281	35,549,028	39,027,340	35,549,028	28,018,313

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Period from May 31, 2005 (date of inception) to September 30,
	2010	2009	2010
Cash flows from operating activities
Net (loss)	$(4,673,866)	$(4,840,663)	$(31,698,691)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	62,800	58,112	261,742
In-process research and development write-off	-	-	3,222,831
Stock based compensation	677,257	572,526	7,873,042
Increase (decrease) in accrued severance pay, net	16,426	(384)	32,339
(Increase) in accounts receivable and prepaid expenses	(399,644)	(690,919)	(484,647)
Increase in trade payables	8,704	15,807	130,524
Increase (decrease) in related parties	(148,710)	(5,462)	54,873
Long term deposit exchange rate differences	(22)	-	(44)
Increase (decrease) in accrued expenses and other liabilities	94,309	57,981	477,905
Net cash (used in) operating activities	(4,362,746)	(4,833,002)	(20,130,126)

Cash flows from investing activities
Purchase of property and equipment	(77,773)	(46,840)	(546,674)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Long term deposit	(319)	(23)	(2,203)
Short term deposit	(8,375,086)	-	(8,375,086)
Restricted deposit	(7,944)	(1,066)	(99,674)
Net cash (used in) investing activities	(8,461,122)	(47,929)	(9,498,474)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	24,145,241	1,996,000	44,456,998
Proceeds from warrants and stock options exercise	1,617,969	-	1,635,651
Net cash provided by financing activities	25,763,210	1,996,000	46,089,808
Increase (decrease) in cash and cash equivalents	12,939,342	(2,884,931)	16,461,208
Cash and cash equivalents at the beginning of the period	3,521,866	7,465,232	-
Cash and cash equivalents at the end of the period	$16,461,208	$4,580,301	$16,461,208

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the nine months ended September 30,		Period from May 31, 2005 (date of inception)to September 30,
Non cash transactions:	2010	2009	2010

Employee options exercised into shares	$-	$-	$140
Issuance of Common Stock in reverse acquisition	$-	$-	$73
Conversion of preferred stock to Common Stock	$18	$-	$18
Cashless exercise of outstanding warrants	$871,278	$-	$871,278

Additional information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$9	$59	$353,733

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lives, through its subsidiaries, Modigene Inc., a Delaware-based subsidiary, and ModigeneTech Ltd., an Israeli-based subsidiary.

b.
The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $31,698,691 as of September 30, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash resources will enable the continuance of the Company’s activities for at least the next twelve months with no need for additional financing.

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

d.
On May 20, 2010, all 1,000,000 issued and outstanding shares of Series B Preferred Stock were converted into 2,167,780 shares of Common Stock.

On May 21, 2010 all 800,000 issued and outstanding shares of Series A Preferred Stock were converted into 4,000,000 shares of Common Stock.

No shares of the Company’s preferred stock were outstanding as of September 30, 2010.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010.

	b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Modigene Inc. and ModigeneTech Ltd.  Intercompany transactions and balances have been eliminated upon consolidation.

	c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share.” Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The number of shares of Common Stock issuable upon exercise or conversion of the foregoing securities that has been excluded from calculations for the three months ended September 30, 2010 and 2009 and the period from May 31, 2005 (date of inception) to September 30, 2010 was 17,877,596, 9,420,772      and 7,072,495, respectively. The number of shares of Common Stock issuable excluded from calculations for the nine months ended September 30, 2010 and 2009 was 16,664,421 and 9,372,821, respectively.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

	d.	Fair value measurements (continued):

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at September 30, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$16,461,208	$16,461,208	$-	$-
Short term deposits	8,375,086	8,375,086	-	-
Restricted cash	99,674	99,674	-	-
Total assets at fair value	$24,935,968	$24,935,968	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	91,730	91,730	-	-
Total assets at fair value	$3,613,596	$3,613,596	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (“ASU 2010-17”), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial statements

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 (“ASU 2010-13”), Compensation—Stock Compensation (Topic 718), which clarifies the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. ASU 2010-13 will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on its financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events (Topic 855) regarding subsequent events and amendments to certain recognition and disclosure requirements. Under ASU 2010-09, a public company that is an SEC filer, as defined therein, is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance. The adoption of this ASU 2010-09 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820), regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. ASU 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU 2010-06 requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06; however, the Company does not expect that its adoption will have a material impact on its financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS

The Company issued stock options to purchase shares of Common Stock under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).

 The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation.”  The fair value of each stock option is calculated based upon grant date fair value using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Options granted under 2005 & 2007 Plan in the nine months ended	Options granted under 2007 Plan in the nine months ended
	September 30, 2009	September 30, 2010
annual dividends of	$0.00	$0.00
expected volatility of	116.72%	104.45%
risk-free interest rate of	0.01%	0.30%
expected options expiration	5	7

The fair value of stock options granted in the nine months ended September 30, 2010 and 2009 were $1,101,100 and $131,342, respectively.

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	For the nine months ended
	September 30, 2010
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11
Exercised	(555,130)	$1.48
Forfeited	(106,468)	$2.24
Issued under the 2007 plan	500,000	$2.40
Issued under the 2007 plan	50,000	$2.35
Outstanding at the end of the period	4,673,841	$1.29

Options exercisable	2,903,673	$1.14

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

	For the nine months ended
	September 30, 2009
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,432,292	$1.14
Issued under the 2005 plan	175,500	$0.65
Issued under the 2007 plan	200,000	$0.65
Forfeited	(2,353)	$1.49
Outstanding at the end of the period	4,805,439	$1.10

Options exercisable	2,721,397	$1.19

The options outstanding as of September 30, 2010 have been separated into exercise prices, as follows:

		Remaining Weighted Average
Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable
$0.650	375,000	8.35	182,083
$0.879	984,401	5.52	984,401
$0.900	1,950,000	7.42	975,000
$0.930	25,000	7.43	16,667
$1.318	119,452	5.83	119,452
$1.500	121,169	7.57	77,251
$2.000	425,000	6.61	425,000
$2.500	123,819	2.69	123,819
$2.350	50,000	9.27	-
$2.400	500,000	9.29	-
	4,673,841		2,903,673

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	September 30,	December 31,
	2010	2009
Weighted average fair value on date of grant	$0.77	$0.71
Total aggregate intrinsic value	$25,414,677	$6,556,831

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (date of inception) to September 30, 2010 was $208,785, $155,815 and $7,873,042, respectively.

Stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $677,257      and $572,526, respectively.

Stock-based compensation expense for the period from May 31, 2005 (date of inception) through September 30, 2010 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

NOTE 5:-	STOCK WARRANTS

	For the nine months ended
	September 30, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	3,558,924	$2.18
Exercised	(1,004,116)	$2.21
Outstanding and exercisable at the end of the period	2,554,808	$2.17

Proceeds from exercise of 1,000,116 warrants into 770,634 shares in the nine months ended September 30, 2010 were $795,833.

Total aggregate intrinsic value of warrants outstanding as of September 30, 2010 was $9,810,808.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

NOTE 6:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

Subsequent to September 30, 2010 and through November 3, 2010, 12,707 new common shares were issued in connection with the exercise of outstanding warrants.

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

Research and development grants received by ModigeneTech for the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010 amounted to $92,106, $49,341 and $2,842,694, respectively. Research and development grants received by ModigeneTech for the nine months ended September 30, 2010 and 2009 amounted to $837,929 and $438,770, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share.” Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of shares of Common Stock related to outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share was 17,877,596, 9,420,772 and 7,072,495 for the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010, respectively. The total weighted average number of shares of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share was 16,664,421 and 9,372,821 for the nine months ended September 30, 2010 and 2009, respectively.

Results of Operation

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months ended September 30, 2009

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates.  For the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010, the Company incurred net research and development expenses of $1,110,317, $575,917 and $16,058,831, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred net research and development expenses of $2,958,073 and $3,466,320, respectively. The decrease for the nine-month 2010 period as compared to the nine-month 2009 period resulted primarily from reduction in development expenses associated with the manufacturing of non-GMP and GMP of hGH-CTP following the Company’s manufacture of a sufficient stockpile of drug product. The increase for the three-month 2010 period as compared to the three-month 2009 period resulted primarily from development expenses associated with other pipeline candidates. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties and other factors. Beyond the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	completion of such preclinical and clinical trials;

•	receipt of necessary regulatory approvals;

•	the number of clinical sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that ultimately participate in the trials;

•	adverse medical events or side effects in treated patients;

•	lack of comparability with complementary technologies;

•	obtaining capital necessary to fund operations, including research and development efforts; and

•	the results of clinical trials.

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

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses for persons serving in the Company’s executive and administration functions. Other general and administrative expenses includes facility-related costs not otherwise included in research and development expenses and professional fees for legal and accounting services. The Company expects that its general and administrative expense will increase as it adds additional personnel.  For the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010, the Company incurred general and administrative expenses of $645,112, $401,868 and $12,992,767, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred general and administrative expenses in the aggregate of $1,773,241 and $1,374,910, respectively. The increase in general and administrative expense for both the three and nine months ended September 30, 2010 as compared to the 2009 periods was due primarily to an increase in stock-based compensation relating to options.

Financial Expense and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expenses on short term bank credit; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel and Euro, which a portion of the Company’s assets and liabilities are denominated in, against the United States Dollar.

For the three months ended September 30, 2010 and 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010, the Company incurred net financial (expense) income of $364,538, $72,215 and $575,738, respectively. For the nine months ended September 30, 2010 and 2009, the Company incurred net financial (expense) in the aggregate of $57,448 and $567, respectively. Financial expense for the periods presented resulted primarily from currency fluctuations on deposits in New Israeli Shekels and the Euro.  The increase in net financial income for the three and nine months ended September 30, 2010 as compared to the 2009 periods was primarily due to higher interest amount received from deposits related with the cash received in the March 11, 2010 and March 17, 2010 financings.

Stock-based Compensation

The Company’s stock-based compensation expenses are recorded according to ASC 718-10, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expenses for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.

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

For the three months ended September 30, 2010 and September 30, 2009 and for the period from May 31, 2005 (inception date) through September 30, 2010, the Company incurred stock-based compensation expenses of $208,785, $155,815 and $7,873,042, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the Company incurred stock-based compensation expenses in the aggregate of $677,257  and $572,526, respectively.  The increase in stock-based compensation expenses for the three and nine-months ended September 30, 2010 as compared to the 2009 periods is primarily due to a greater number of stock options granted for the 2010 periods as compared to the 2009 periods.

The Company applies ASC 505 "Equity" with respect to options and warrants issued to non-employees (other than non-employee directors). ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the nine months ended September 30, 2010 and 2009 net cash used in operations was approximately $4,362,746 and $4,833,002, respectively. Our research and development cash expenses are expected to increase significantly over the next 12 months as we progress with the clinical development of our lead drug product, hGH-CTP.

For the nine months ended September 30, 2010 and 2009 net cash used in investing activities was approximately $8,461,122 and $47,929, respectively. The difference for the 2010 period resulted primarily from cash investments in short-term bank deposits. The deposits are held mostly in US$.

For the nine months ended September 30, 2010 and 2009 net cash provided by financing activities was approximately $25,763,210 and $1,996,000, respectively. The increase in 2010 resulted from our issuance of 10,382,975 shares of Common Stock for aggregate consideration of $24,145,241 ($24,399,991 net of $254,750 issuing expenses) in a private placement that was consummated in March 2010, as well as from option and warrant exercises.

Liquidity and Capital Resources

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff, adds infrastructure, and incurs additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Our research and development cash expenses are expected to increase significantly over the next 12 months as we progress with the clinical development of our lead drug product, hGH-CTP, and, as of September 30, 2010, our principal source of liquidity was our $16.5 million in unrestricted cash and cash equivalents and $8.4 million in short-term investments.  We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months.  We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements

In May 2010, in connection with the Company's listing of its Common Stock on the Tel Aviv Stock Exchange, all shares of the Company’s Series A preferred stock and Series B preferred stock were converted in accordance with their respective terms into an aggregate of 6,167,780 shares of Common Stock. We currently do not have any issued and outstanding preferred shares. We do not currently have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to sell additional equity or debt securities or obtain a bank credit facility. The sale of additional equity or debt securities may result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects the Company by increasing its cost of labor and clinical trial costs. The Company does not believe that inflation had a material effect on its results of operations for the three months ended September 30, 2010 or 2009.

Currency fluctuations could affect the Company by increasing or decreasing costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations had a material effect on its results of operations for the three month periods ended September 30, 2010 or 2009.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and, based on that evaluation, have concluded that the system was operating effectively as of such date to ensure appropriate disclosure.

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

None.

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

PROLOR BIOTECH, INC.
November 12, 2010
Date	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer