Form 10-K
period 2010-12-31
PROLOR Biotech, Inc.
filed 2011-03-15
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-34676

PROLOR BIOTECH, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Sapir Street, Weizmann Science Park
Nes-Ziona, Israel 74140
(Address of principal executive offices) (zip code)

Registrant’s Telephone Number, Including Area Code: (866) 644-7811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange On Which Registered

Common Stock, par value $0.00001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).

Yes ☐            No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $260,112,782 (based on a closing price of $6.89 per share for the registrant’s common stock on the NYSE Amex on June 30, 2010).

As of March 9, 2011, the registrant had 54,217,106 shares of common stock outstanding.

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

•	the manufacture of our product candidates is an exacting and complex process, and if we or one of our materials suppliers encounters problems manufacturing its products, our business could suffer;

•	our reliance on third parties to implement our manufacturing and supply strategies;

•	our inability to successfully integrate any acquisitions of technologies or products;

•	our inability to successfully grow and expand our business;

•	our inability to obtain adequate insurance;

•	our holding company structure and our dependence on cash flow from our wholly-owned subsidiaries to meet our obligations;

•	our inability to maintain an effective system of internal controls;

•	the impact of potential political, economic and military instability in the State of Israel, where key members of our senior management and our research and development facilities are located;

•	recent disruptions in the financial markets and global economic conditions;

•	our dependence on our license of core technology from Washington University;

•	our failure to obtain or maintain or protect our patents, licensing agreements and other intellectual property;

•	the cost of potential litigation required to protect our intellectual property or to defend against claims alleging that we have violated the intellectual property rights of others;

•	our inability to enforce confidentiality agreements, which could result in third parties using our intellectual property to compete against us;

•	uncertainty regarding international patent protection;

•	our inability to protect intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships;

•	our inability to obtain required regulatory approvals in the United States to market our proposed product candidates;

•	the impact of government regulations and delays associated with obtaining required regulatory approvals in the United States necessary to market our proposed product candidates;

•	the impact of competition and continuous technological change;

•	the impact of healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products;

•	compliance with federal anti-kickback laws and regulations;

•	the volatility of our common stock;

•	that we do not anticipate paying dividends on our common stock;

•	a lack of security analyst coverage of our company;

•	potential dilution of your ownership interest because of future issuances of additional shares of our common stock and our preferred stock;

•	that our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders;

•	sales by stockholders who had previously been subject to restrictions on the sale of their shares and who may now sell those shares into the public market;

•	the other factors referenced in this prospectus, including, without limitation, under “Risk Factors;” and

•	other risks detailed from time to time in the reports filed by us with the SEC.

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

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Prolor”, “we,” “us” and “our” refer to PROLOR Biotech, Inc., a Nevada corporation (formerly Modigene Inc.), including its direct and indirect wholly-owned subsidiaries, Modigene, Inc., a Delaware corporation, which we refer to as Modigene Delaware, and ModigeneTech Ltd., which we refer to as ModigeneTech.

History

We were originally incorporated under the laws of the State of Delaware in August 2003 as LDG, Inc., referred to as LDG, which was engaged in the graphics design, marketing and advertising business.  On February 26, 2007, LDG, Inc. changed its name to Modigene Inc, and on May 9, 2007, its wholly-owned subsidiary Modigene Acquisition Corp. merged with and into Modigene Delaware.  Modigene Delaware survived the merger, following which the original business of LDG was abandoned in its entirety, and we have operated the business of Modigene Delaware and its wholly-owned subsidiary ModigeneTech.

On June 10, 2009, we changed our name from Modigene Inc. to PROLOR Biotech, Inc., and on June 12, 2009 the trading symbol for our common stock on the OTCBB changed from MODG to PBTH. On March 29, 2010 we listed for trading on the NSYE AMEX under the trading symbol PBTH, and on May 27, 2010 we listed for trading on the Tel-Aviv Stock Exchange.

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

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, in an effort to provide patients with improved therapies that may enhance their quality of life:

•	Human Growth Hormone (hGH)

•	Factor IX

•	Anti-Obesity Peptide Oxyntomodulin

•	Factor VIIa

•	Interferon β and Erythropoietin (EPO)

•	Atherosclerosis and rheumatoid arthritis long-acting therapies

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

Although the existing modification technologies have been tried on almost all therapeutic proteins, only three “blockbuster” modified proteins have been commercially successful:  two developed by Amgen Inc. and one independently developed by Schering-Plough Corporation and Roche Pharmaceuticals.  Each of these three longer-lasting therapeutic proteins has become a widely used therapeutic:

•
utilizing PEGylation, Schering-Plough and Roche independently developed PEG-INTRON and PEGASYS, therapeutic proteins with a longer life span than that of regular Alpha interferon (used for treating Hepatitis B and C);

•	utilizing PEGylation, Amgen developed Neulasta, an anti-neutropenia therapeutic protein with a longer life span than that of regular G-CSF; and

•	utilizing additional glycosylation, Amgen developed Aranesp, an anti-anemia therapeutic protein with a longer life span than that of regular EPO.

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

Research & Development: Our Development Programs

We are currently pursuing the development and commercialization of six products:  Human Growth Hormone, Factor IX, anti-obesity peptide Oxyntomodulin, Factor VIIa, Interferon β, Erythropoietin, and anti-atherosclerosis and rheumatoid arthritis therapeutics.

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

Following the positive results of our Phase I clinical trial in hGH-CTP, on July 21, 2010 we received regulatory approval and initiated a Phase II clinical trial in growth hormone deficient adults. The trial is designed as a dose-finding study, and the primary efficacy end point is defined as the mean time interval of IGF-I (insulin-like growth factor 1) levels that lay within ±1.5 SDS (standard deviation from the mean IGF-1 levels in the population) after the last dose administration expressed in hours. The other primary outcomes measured are safety and tolerability.

Factor IX

Market Opportunity

Hemophilia is a group of hereditary genetic disorders that impair the body's ability to control blood clotting or coagulation.  People with hemophilia do not produce adequate amounts of Factor VIII or Factor IX proteins, which are necessary for effective blood clotting.  In severe hemophiliacs, even a minor injury can result in blood loss lasting days or weeks, and complete healing may not occur, leading to the potential for debilitating permanent damage to joints and other organs and premature death.  According to the World Health Organization, more than 400,000 people worldwide have hemophilia, corresponding to an incidence of 15 to 20 in every 100,000 males born worldwide.  Hemophilia B is associated with inadequate Factor IX and occurs at an incidence of about 1 in 20,000–34,000 male births.  Hemophilia B is largely an inherited disorder but, in approximately 30% of cases, there is no family history; and the condition is the result of a spontaneous gene mutation.  The availability of recombinant Factor VIII and Factor IX has enabled many hemophiliacs to live near-normal lives, but frequent injections are required.

Current Products Produced by Others

Recombinant Factor IX is offered to Hemophilia B patients by Pfizer, under the brand name BeneFIX® (“BeneFIX”).

Our Factor IX-CTP Program

We reported top-line results from an animal efficacy study we conducted of Factor IX-CTP. This was a comparative study in Factor IX depleted mice, comparing the quality and duration activity of Factor IX-CTP with that of BeneFIX and included an untreated control group. Factor IX-CTP showed superior efficacy and duration of activity during the 60 hour study.

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

Government Regulation

Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of our products and our ongoing research and development activities.  All of our products require rigorous preclinical and clinical testing, subject to regulatory clearance or approval, and regulatory approval by governmental agencies prior to commercialization and are subject to pervasive and continuing regulation upon approval.  The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

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

Preclinical tests include in vitro (i.e., laboratory) and in vivo (i.e., animal) evaluation of the product candidate, its chemistry, formulation and stability, and animal studies to assess potential safety and efficacy.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations.  Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated.  After laboratory analysis and preclinical testing, we intend to file an IND with the FDA to begin human testing.  Typically, a manufacturer conducts a three-phase human clinical testing program which itself is subject to numerous laws and regulatory requirements, including adequate monitoring, reporting, record keeping and informed consent.  In Phase 1, small clinical trials are conducted to determine the safety and proper dose ranges of our product candidates.  In Phase 2, clinical trials are conducted to assess safety and gain preliminary evidence of the efficacy of our product candidates.  In Phase 3, clinical trials are conducted to provide sufficient data for the statistically valid evidence of safety and efficacy.  The time and expense required for us to perform this clinical testing can vary and is substantial.  We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all.  Furthermore, the FDA, the Institutional Review Board responsible for approving and monitoring the clinical trials at a given site, the Data Safety Monitoring Board, where one is used, or the Company may suspend the clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk.

We cannot take any action to market any new drug or biologic product in the United States until our appropriate marketing application has been approved by the FDA.  The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted.  The process may be significantly extended by requests for additional information or clarification regarding information already provided.  As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians.  Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities.  We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all.  Success in preclinical or early stage clinical trials does not assure success in later-stage clinical trials.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses and these limitations may adversely affect the commercial viability of the product.  Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

Even after we obtain FDA approval, we may be required to conduct further clinical trials (i.e., Phase 4 trials) and provide additional data on safety and effectiveness.  We are also required to gain separate clearance for the use of an approved product as a treatment for indications other than those initially approved.  In addition, side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval.  Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market.  Any adverse event, either before or after marketing approval, can result in product liability claims against us.

In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, laboratories and processes used in the manufacturing and testing of such products prior to providing approval to market a product.  If after receiving FDA approval, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required.  We also must adhere to current Good Manufacturing Practice (cGMP) regulations and product-specific regulations enforced by the FDA through its facilities inspection program.  The FDA also conducts regular, periodic visits to re-inspect our equipment, facilities, laboratories and processes following the initial approval.  If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

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

We are also subject to various federal, state, and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug.  Many states have similar laws that are not restricted to federal healthcare programs.  Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price.  Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition.  A finding of liability under these laws can have significant adverse financial implications for the Company and can result in payment of large penalties and possible exclusion from federal healthcare programs.  We will consult counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them.  However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

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

We have not yet commercialized any products or technologies, and we may never be able to do so.  We do not know when or if we will complete any of our product development efforts, obtain regulatory approval for any product candidates incorporating our technologies or successfully commercialize any approved products.  Even if we are successful in developing products that are approved for marketing, we will not be successful unless these products gain market acceptance.  The degree of market acceptance of these products will depend on a number of factors, including:

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

In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the U.S. Food and Drug Administration, or the FDA, and international regulatory authorities for commercial use.  The FDA and foreign regulatory authorities have full discretion over this approval process.  We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval.  Typically, in the pharmaceutical industry, there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials.  Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful.  For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.

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

Even if regulatory authorities approve our product candidates, they may not be commercially successful.  Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them.  A product approval, assuming one issues, may limit the uses for which the product may be distributed thereby adversely affecting the commercial viability of the product.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our product candidates will be very expensive, if approved.  Patient acceptance of and demand for any product candidates for which we obtain regulatory approval or license will depend largely on many factors, including but not limited to the extent, if any, of reimbursement of therapeutic protein and treatment costs by government agencies and other third-party payors, pricing, the effectiveness of our marketing and distribution efforts, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If physicians, government agencies and other third-party payors do not accept our products, we will not be able to generate significant revenue.

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

Any additional capital raised through the sale of equity or equity-linked securities may dilute our current stockholders’ ownership in us and could also result in a decrease in the market price of our common stock.  The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business, and we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

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

Our present and future capital requirements depend on many factors, including:

•	the level of research and development investment required to develop our product candidates, and maintain and improve our patented technology position;

•	the costs of obtaining or manufacturing therapeutic proteins for research and development and at commercial scale;

•	the results of preclinical and clinical testing, which can be unpredictable in therapeutic protein development;

•	changes in product candidate development plans needed to address any difficulties that may arise in manufacturing, preclinical activities, clinical studies or commercialization;

•	our ability and willingness to enter into new agreements with strategic partners and the terms of these agreements;

•	our success rate in preclinical and clinical efforts associated with milestones and royalties;

•	the costs of investigating patents that might block us from developing potential product candidates;

•	the costs of recruiting and retaining qualified personnel;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights; and

•	our need or decision to acquire or license complementary technologies or new therapeutic protein targets.

If we are unable to obtain the funds necessary for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies, which would materially and adversely affect our business, liquidity and results of operations.

We depend on key members of our management and advisory team and will need to add and retain additional leading experts.

We are highly dependent on our executive officers and other key management and technical personnel. Our failure to retain our Chief Executive Officer, Abraham (Avri) Havron, or our President, Shai Novik, or any other key management and technical personnel could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel, among others, to produce our product candidates and, if our product candidates are produced and approved for marketing, to market our products and to continue to produce enhanced releases of our products. We presently do not maintain “key person” life insurance policies on any of our personnel.

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

Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We have entered into non-competition agreements with our key employees. These agreements prohibit our key employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under applicable U.S. and Israeli law, we may be unable to enforce these agreements. If we cannot enforce our non-competition agreements with our employees, then we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which could materially adversely affect our business, results of operations and ability to capitalize on our proprietary information.

We do not currently have sales, marketing or distribution capabilities, and we may be unable to effectively sell, market and distribute our product candidates in the future, and the failure to do so would have an adverse effect on our business and results of operations.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates. We do not currently have sales, marketing or distribution capabilities. In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

If we do not develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market any of our product candidates directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and we may not be able to do so. In addition, any third-party arrangements we are able to enter into may result in lower revenues than we could achieve by directly marketing and selling our potential products.

We may suffer losses from product liability claims if our product candidates cause harm to patients.

Any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective or harmful in some patients, and our sales would suffer, materially adversely affecting our business, financial condition and results of operations.

In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance because we are not yet conducting trials on humans. When we begin human trials, we will endeavor to obtain sufficient product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities, and, as a result, our business, liquidity and results of operations would be materially adversely affected.

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

Even if we receive regulatory approval to market a particular product candidate, the product will remain subject to extensive regulatory requirements, including requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the uses for which the product may be marketed or the conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, which could negatively impact us or our collaboration partners by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. In addition, as clinical experience with a drug expands after approval, typically because it is used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of or withdrawal of any approved products from the marketplace. Absence of long-term safety data may also limit the approved uses of our products, if any. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

•	Restrictions on the products, manufacturers or manufacturing process;

•	Warning letters;

•	Civil or criminal penalties, fines and injunctions;

•	Product seizures or detentions;

•	Import or export bans or restrictions;

•	Voluntary or mandatory product recalls and related publicity requirements;

•	Suspension or withdrawal of regulatory approvals;

•	Total or partial suspension of production, and

•	Refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

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

Clinical trials are very expensive, time-consuming and difficult to design and implement, and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Additionally, the clinical trial process is time-consuming, and, while we are optimistic about our ability to complete our clinical trials relatively quickly as compared to average trial lengths for clinical trials, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness or efficacy during clinical trials;

•	failure of third party suppliers to perform final manufacturing steps for the drug substance;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	failure of third party contract research organizations to properly implement or monitor the clinical trial protocols;

•	failure of institutional review boards to approve our clinical trial protocols;

•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical trial protocols; and

•	lack of sufficient funding to finance the clinical trials.

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

The manufacture of our product candidates is an exacting and complex process, and, if we or one of our materials suppliers encounters problems manufacturing our products, our business could suffer.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s or foreign regulators’ requirements necessary to continue manufacturing our drug substance. Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency, or DEA, and corresponding foreign regulators to ensure strict compliance with requirements and other governmental regulations and corresponding foreign standards. Any failure to comply with DEA requirements or FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our product candidates.

We may rely on third parties to implement our manufacturing and supply strategies.

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future pre-clinical or clinical trials or commercialize our product candidates in a timely manner, if at all. Completion of any potential future pre-clinical, clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future. We intend to continue to license technology and to rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and they may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

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

If we acquire or license additional technology or product candidates, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

We may acquire and license additional product candidates and technologies. Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

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

We may experience rapid and substantial growth in order to achieve our operating plans, which will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could materially increase. Our ability to manage our operations and growth effectively requires us to continue to expend funds to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then we will not be able to make available the products required to successfully commercialize our technology. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth or result in ineffective growth.

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

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by Modigene Delaware, our wholly-owned subsidiary (and its wholly-owned subsidiary, ModigeneTech Ltd.). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud.  Our failure to properly maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. In addition, such failure may cause us to suffer violations of the U.S. federal securities laws to the extent we are unable to maintain effective internal controls. Any such loss of confidence or violations would have a negative effect on the trading price of our stock.

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

In the past twenty-four months, the U.S. and global economies have taken a dramatic downturn as the result of the deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The U.S. and certain foreign governments have recently taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets.  If the actions taken by these governments are not successful, the continued economic decline may cause a significant impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.  In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants.  As a result of the current volatile and unpredictable global economic situation, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

Risks Related to Our Intellectual Property

We license our core technology from Washington University, and we could lose our rights to this license if a dispute with Washington University arises or if we fail to comply with the financial and other terms of the license.

We license our core intellectual property from Washington University. We initially entered into a non-exclusive license agreement with Washington University in 2001, and in 2004 we amended the license to extend the CTP technology to eleven therapeutic proteins and make it exclusive. In February 2007, we entered into a revised and expanded license agreement with Washington University, which we refer to as the License Agreement, pursuant to which we and Washington University expanded the exclusive license, adding additional patents, and expanding the applicability of licensed CTP technology to all proteins and peptides having a native or non-native amino acid sequence, excluding Follicle Stimulating Hormone (FSH), Luteinizing Hormone (LH), Thyroid Stimulating Hormone (TSH)  and Chorionic Gonadotropin (hCG). The License Agreement imposes certain payment, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, Washington University would have the right to terminate the License Agreement upon 90 days’ notice. In addition, Washington University has the right to terminate the License Agreement upon our bankruptcy or receivership.  If any dispute arises with respect to our arrangement with Washington University, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to our Company. All of our current product candidates are partly based on the intellectual property licensed under the License Agreement, and if the License Agreement were terminated, it would have a material adverse effect on our business, prospects and results of operations.

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

Patent law outside the United States is in some cases different than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships.

Certain of our intellectual property rights are currently licensed from Washington University, and, in the future, we intend to continue to license intellectual property from Washington University and/or other key strategic partners. We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to any licensed technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.

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

In 2010, Congress enacted and the President signed into law the Patient Protection and Affordable Care Act, as amended, which will significantly expand access to health care coverage but may lead to reduction in reimbursement for supplies, including pharmaceuticals, and services.  The Centers for Medicare & Medicaid Services, or CMS, is in the process of issuing regulations to implement the new law which will affect Medicare, Medicaid and other third-party payors.  Medicare, which is the single largest third-party payment program and administered by CMS, covers prescription drugs in one of two ways.  Medicare part B covers outpatient prescription drugs that are administered by physicians and Medicare part D covers other outpatient prescription drugs, but through private insurers.  Medicaid, a health insurance program for in the poor, is funded jointly by CMS and the states, but is administered by the states; states are authorized to cover outpatient prescription drugs, but that coverage is subject to caps and to substantial rebates.

Although we cannot predict the full effect on our business of the implementation of existing legislation, including the Affordable Care Act or the enactment of additional legislation, we believe that legislation or regulations that reduces reimbursement for our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

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

Risks Related to Our Common Stock

Our stock price has been, and may continue to be, volatile, and you could lose all or part of your investment.

The market price for our common stock has been extremely volatile (ranging from $2.57 per share to $8.85 per share during the 52-week trading period ended February 28, 2011. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	changes in market valuations of companies in our industry;

•	future issuances of our common stock or other securities; and

•	other events or factors, many of which are beyond our control.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of the shares.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment in the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure stockholders that they will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and us. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price and/or trading volume to decline. In addition, because we became public through a “reverse merger,” we may have additional difficulty attracting the coverage of securities analysts.

Stockholders may experience dilution of ownership interests because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors.  As of March 9, 2011, there were 54,217,106 shares of our common stock outstanding and a total of 6,814,713 shares subject to outstanding options and warrants.  On July 23, 2009, we issued 1,000,000 shares of our Series B preferred stock, all of which has been converted into common stock at a rate of two shares of common stock for each share of Series B preferred stock.  Under the purchase agreement pursuant to which we issued the Series B preferred stock, we may, at our election, cause the investors party thereto to purchase from us up to an additional 4,000,000 shares of Series B preferred stock, which, if issued, would be initially convertible into 8,000,000 shares of our common stock.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the NYSE Amex.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 9, 2011, there were 54,217,106 shares of our common stock outstanding. While our common shares trade on the NYSE Amex, our stock is thinly traded (approximately 0.1%, or 84,989 shares, of our stock traded on an average daily basis during the three months immediately preceding the date of this annual report on Form 10-K, and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 30.4% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders. Unaffiliated holders of our common stock have no effective voice in our management. Additionally, sales by our insiders or affiliates could adversely affect the market price of our common stock.

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

Item 4.             (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the NYSE Amex under the symbol “PBTH” since March 29, 2010.  Prior to March 29, 2010 our common stock was quoted on the OTCBB, and prior to June 12, 2009, our trading symbol on the OTCBB was “MODG”. The table below sets forth, (i) for the periods indicated commencing from and after March 29, 2010, the high and low sales prices for our common stock on the NYSE Amex and (ii) for periods preceding March 29, 2010, the high and low bid prices for our common stock on the OTCBB.  All OTCBB bid prices represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2010	$7.91	$5.80
September 30, 2010	$7.27	$5.50
June 30, 2010	$8.85	$3.65
March 31, 2010	$4.84	$2.15

December 31, 2009	$2.57	$1.22
September 30, 2009	$1.99	$0.79
June 30, 2009	$0.94	$0.40
March 31, 2009	$0.75	$0.40

Number of Holders

As of March 9, 2011, our common stock was held by 49 stockholders of record.
Dividends

We have never declared or paid dividends on our common stock.  We do not intend to pay cash dividends on our common stock for the foreseeable future, and we intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on the common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Item 6.             Selected Financial Data

The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated and should be read together with our consolidated financial statements and notes thereto as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues	—	—	—	—	—
Net Income (Loss)	$(7,559,131)	$(7,484,718)	$(7,033,536)	$(3,313,203)	$(2,215,949)
Net Income (Loss) per common share	$(0.19)	$(0.21)	$(0.20)	$(0.12)	$(0.16)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Total Assets	$27,205,001	$4,109,421	$8,354,667	$12,235,853	$1,301,690
Current Liabilities	$1,989,604	$840,119	$396,073	$330,931	$463,492
Long-Term Obligations	$220,838	$140,237	$90,732	$42,552	$19,433

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

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

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, in an effort to provide patients with improved therapies that may enhance their quality of life:

•	Human Growth Hormone (hGH)

•	Factor IX

•	Anti-Obesity Peptide Oxyntomodulin

•	Factor VIIa

•	Interferon β and Erythropoietin (EPO)

•	Atherosclerosis and rheumatoid arthritis long-acting therapies

We believe that the CTP technology will be broadly applicable to these as well as other best-selling therapeutic proteins in the market and will be attractive to potential partners because it will allow them to extend proprietary rights for therapeutic proteins with near-term patent expirations.

Plan of Operation

During 2011, PROLOR intends to continue the development of its primary clinical and preclinical programs.. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, GMP production of compounds and clinical studies.  The Company’s cash resources, including expected payments from the OCS are expected to be sufficient to maintain the Company’s operations through the fourth quarter of 2012. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is expected to increase from 22 employees at December 31, 2010 to 25 employees, of which 24 are expected to be full time.

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

Financial Statements in United States Dollars: The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of ModigeneTech’s operations are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. The majority of our assets are held in the U.S.

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

Accounts receivable: Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2010 and 2009 the Company has not accrued an allowance for uncollectible accounts.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%

Office furniture and equipment	6

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	25

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized for the period from May 31, 2005 (inception date) to December 31, 2010.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof. According to agreements with key employees that are related parties of the Company, upon retirement, the key employees will be entitled to receive a lump-sum payment, therefore the Company does not accumulate severance pay for those employees and the sum will be accrued when the Company has to pay such payments according to the employment agreements. Severance (income) expenses for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010 amounted to $11,579, $(1,044), $8,090 and $27,492, respectively.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$24,474,458	$24,474,458	$-	$-
Short term deposits	1,439,269	1,439,269	-	-
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$26,016,659	$26,016,659	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	91,730	91,730	-	-
Total assets at fair value	$3,613,596	$3,613,596	$-	$-

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by the Company reduced research and development expenses by $1,383,806, $484,912, 746,013 and $3,383,597 for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, respectively. Research and development grants receivable as of December 31, 2010 was $281,728.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share were 16,931,505, 9,572,278, 7,620,546 and 7,552,859 for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, respectively.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 and Year Ended December 31, 2008
Revenue

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, the Company incurred gross research and development expense in the aggregate of $6,603,589, $6,040,235, $5,527,102 and $21,704,138, respectively.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense, for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel and advances its research and development programs. For the years ended December 31, 2010, December 31, 2009, 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, the Company incurred general and administrative expense of $2,457,043, $1,901,952, $2,410,015 and $13,676,569, respectively. The increase in 2010 compared to 2009 resulted primarily from stock-based compensation and increase in rent and utilities.

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

For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, the Company recorded gross financial income of $117,695, $(27,443), $157,568 and $635,985, respectively. Financial income (expense) for the years ended December 31, 2009 and 2008 resulted primarily from currency fluctuations on deposits denominated in the New Israeli Shekel and the Euro.  The increase in financial income for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increased interest income received on deposited proceeds from the March 11, 2010 and March 17, 2010 equity financings.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, the Company’s stock-based compensation expenses were $883,425, $728,341, $1,039,028 and $8,079,210, respectively.

Cash Flows

For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, net cash used in operations was $5,915,794, $5,907,653, $5,761,061 and $21,558,850, respectively.

For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, net cash used in investing activities was $1,672,814, $53,293, $227,628 and $2,834,490, respectively. The increase for 2010 as compared to 2009 resulted primarily from cash investments in short-term bank deposits, which were held mostly in US dollars.  The decrease for 2009 as compared to 2008 resulted primarily from  reduced purchases of equipment.

For the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, net cash provided by financing activities was 28,541,200, $2,017,580, $1,998,114 and $48,867,798, respectively.  The increase for 2010 as compared to 2009 resulted from our issuance of shares of common stock during 2010 as well as from option and warrant exercises.

Liquidity and Capital Resources

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff and adds infrastructure. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2012. We have based this estimate on assumptions that may prove to be wrong or subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions. The sale of equity or convertible debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2010 for the periods indicated below (in thousands):

					More than
		Less than	1 - 3	3 - 5	5 Years and
Contractual Obligations	Total	1 Year	Years	Years	Thereafter
Long-term debt	—	—	—	—	—
Other long term liabilities reflected in the balance sheet	$220,838	—	—	—	$220,838
Total	$220,838	—	—	—	$220,838
Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2010, 2009 or December 31, 2008, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2011.

Currency fluctuations could affect us by increased or decreased costs. We do not believe that currency fluctuations have had a material effect on our results of operations for the years ended December 31, 2010, 2009 or December 31, 2008, nor do we expect that currency fluctuations will have a material impact on our results of operations for the year ending December 31, 2011.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures.

In April, 2010, the FASB issued Accounting ASU No. 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). ASU 2010-13 provides amendments to Topic 718 to further clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should classify such an award as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The company adopted this standard in January, 2011 which did not have a material impact on our financial statements.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The information in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation and Currency Fluctuation” is incorporated herein by reference.

Interest Rate Risk

We have no debt outstanding nor do we have any investments in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 8.             Financial Statements and Supplementary Data

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto.

Item 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the period ended December 31, 2010, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

BKR Yarel + Partners, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2010 and has expressed an unqualified opinion thereon.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 11.           Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

Item 14.           Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

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

4.5	Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

4.6	Certificate of Designation of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

4.7	Specimen Certificate for Series B Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.1+	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.2+
Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.3+
Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.4+	Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.5+
First Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.6+
Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

Exhibit	Description

10.7+
Third Amendment to Employment Agreement between the Company and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.8+	Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.9+
First Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.10+
Second Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.11+	Consulting Agreement between ModigeneTech Ltd. and Dr. Fuad Fares, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.12+
First Amendment to Consulting Agreement between Modigene Inc. and Dr. Fuad Fares, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.13+	Modigene Inc. 2005 Stock Incentive Plan, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.14+	Modigene Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.12 to our Annual Report on Form 10-KSB filed with the SEC on March 26, 2008 and incorporated by reference herein.

10.15+	Form of Stock Option Agreement under the 2005 Stock Incentive Plan, filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.16+	Form of Stock Option Agreement under the 2007 Equity Incentive Plan, filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.17
Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University, filed as Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.18	Form of Clinical Advisory Panel Agreement, filed as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.19	Form of Scientific Advisory Board Agreement, filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.20
Securities Purchase Agreement among Modigene Inc., Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

10.21
Series B Convertible Preferred Stock Purchase Agreement, dated July 22, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.22	Form of Lockup Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.23
Letter Agreement, dated July 22, 2009, between PROLOR Biotech, Inc. and The Frost Group, LLC terminating Credit Agreement and Note and Security Agreement, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

Exhibit	Description

10.24+
Third Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.25+
Fourth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.26	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

10.27	Form of Lockup Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

21	Subsidiaries of PROLOR Biotech, Inc., incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.

23.1*	Consent of BKR Yarel + Partners

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002
___________________
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

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer	March 15, 2011
Abraham Havron	(Principal Executive Officer) and Director

/s/ Steve Schaeffer	Chief Financial Officer	March 15, 2011
Steve Schaeffer	(Principal Financial Officer and Principal Accounting
Officer)

Director
Fuad Fares

/s/ Phillip Frost	Director	March 15, 2011
Phillip Frost

Director
Marian Gorecki

Director
Jane Hsiao

/s/ Shai Novik	President and Director	March 15, 2011
Shai Novik

/s/ Steven Rubin	Director	March 15, 2011
Steven Rubin

/s/ Adam Stern	Director	March 15, 2011
Adam Stern

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009
AND THE THREE YEARS ENDED DECEMBER 31, 2010

IN U.S. DOLLARS

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009
AND THE THREE YEARS ENDED DECEMBER 31, 2010

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Prolor Biotech, Inc. (a development stage company) (“the Company”) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and for the period from May 31, 2005 (inception date) through December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations, stockholders’ equity and cash flows for the years ended December 31, 2010, 2009, and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yarel + Partners
Yarel + Partners
Certified Public Accountants

Tel-Aviv, Israel
March 9, 2011

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
U.S. dollars

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,474,458	$3,521,866
Short term deposits	1,439,269	-
Accounts receivable and prepaid expenses	642,392	85,280
Restricted cash	102,932	91,730
Total Current Assets	26,659,051	3,698,876
Long Term Assets:
Property and equipment, net	350,284	284,315
Assets held for employees’ severance payments	193,346	124,324
Long term deposits	2,320	1,906
Total Long Term Assets	545,950	410,545
Total Assets	$27,205,001	$4,109,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$429,063	$131,924
Related parties payable	207,306	203,583
Accrued expenses and other liabilities	1,353,235	504,612
Total Current Liabilities	1,989,604	840,119
Liability in Respect of Employees Severance Payments	220,838	140,237
Commitments and Contingent Liabilities
Stockholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; 0 and 1,800,000 shares issued and outstanding on December 31, 2010 and 2009, respectively	-	18
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 54,116,628 and 35,569,017 shares issued and outstanding on December 31, 2010 and 2009, respectively	541	355
Additional paid-in capital	59,577,974	30,153,517
(Deficit) accumulated during the development stage	(34,583,956)	(27,024,825)
Total Stockholders’ Equity	24,994,559	3,129,065
Total Liabilities and Stockholders’ Equity	$27,205,001	$4,109,421

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2010	2009	2008	2010

Revenues	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-		(3,222,831)
Research and development, net	(5,219,783)	(5,555,323)	(4,781,089)	(18,320,541)
General and administrative	(2,457,043)	(1,901,952)	(2,410,015)	(13,676,569)

Operating (loss)	(7,676,826)	(7,457,275)	(7,191,104)	(35,219,941)
Financial income	117,695	35,559	438,349	994,941
Financial (expenses)	(-)	(63,002)	(280,781)	(358,956)

Net (loss)	$(7,559,131)	$(7,484,718)	$(7,033,536)	$(34,583,956)

(Loss) per share (basic & diluted)	$(0.19)	$(0.21)	$(0.20)	$(1.21)

Weighted average number of shares outstanding	40,030,008	35,549,083	35,530,378	28,699,283

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2010

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Balance as of May 31, 2005 (date of inception)	-	$-	$-		$-	$-	$-	$-

Issuance of common stock	-	-	3,506,527	35	2,896,589	-	-	2,896,624
Issuance of common stock and options in conjunction with the acquisition of ModigeneTech Ltd.	-	-	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	-	-	5,704,668	57	-	-	-	57

Stock-based compensation	-	-	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares to non-employees	-	-	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	-	-	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2010

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock-based compensation to employees	-	-	-	-	3,415	-	-	3,415

Stock-based compensation on options	-	-	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	-	-	13,588,552	136	9,741,997	-	(9,193,368)	548,765

Issuance of common stock in reverse acquisition	-	-	7,333,328	73	(73)	-	-	-

Issuance of common stock and options in private placement	-	-	14,200,005	142	13,414,991	-	-	13,415,133

Options exercised	-	-	313,370	3	136	-	-	139

Stock-based compensation on options	-	-	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	-	-	(3,313,203)	(3,313,203)

Balance as of December 31, 2007	-	-	35,435,255	354	24,368,587	-	(12,506,571)	11,862,370

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2010

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of preferred stock	800,000	8	-	-	1,999,992	-	-	2,000,000

Options exercised	-	-	113,762	1	(1)	-	-	-

Stock-based compensation on options	-	-	-	-	1,039,028	-	-	1,039,028

Net (loss)	-	-	-	-	-	-	(7,033,536)	(7,033,536)

Balance as of December 31, 2008	800,000	8	35,549,017	355	27,407,606	-	(19,540,107)	7,867,862

Issuance of preferred stock	1,000,000	10	-	-	1,999,990	-	-	2,000,000

Options exercised	-	-	20,000	-	17,580	-	-	17,580

Stock-based compensation on options	-	-	-	-	728,341			728,341

Net (loss)	-	-	-	-	-	-	(7,484,718)	(7,484,718)

Balance as of December 31, 2009	1,800,000	18	35,569,017	355	30,153,517	-	(27,024,825)	3,129,065

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2010

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of common stock			10,827,420	109	26,876,575			26,876,684

Conversion of Preferred stock	(1,800,000)	(18)	6,167,780	62	(44)		-	-

Options exercised			594,625	5	868,678			868,683

Warrants exercised			957,786	10	795,823			795,833

Stock-based compensation on options					883,425			883,425

Net (loss)							(7,559,131)	(7,559,131)

Balance as of December 31, 2010	-	$-	54,116,628	$541	$59,577,974	$-	$(34,583,956)	$24,994,559

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2010	2009	2008	2010
Cash flows from operating activities
Net (loss)	$(7,559,131)	$(7,484,718)	$(7,033,536)	$(34,583,956)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	86,960	78,509	64,700	285,902
In-process research and development write-off	-	-	-	3,222,831
Stock-based compensation	883,425	728,341	1,039,028	8,079,210
Liability in respect of employees severance payments	80,601	49,505	48,180	220,838
Decrease (increase) in accounts receivable and prepaid expenses	(557,112)	327,235	93,629	(642,115)
Increase (Decrease) in trade payables	297,139	(24,115)	13,577	418,959
Increase in related parties payable	3,723	152,209	32,009	207,306
Long term deposit exchange rate differences	(22)	(22)	-	(44)
Increase in accrued expenses and other liabilities	848,623	315,952	21,442	1,232,219
Net cash (used in) operating activities	(5,915,794)	(5,857,104)	(5,720,971)	(21,558,850)

Cash flows from investing activities
Purchase of property and equipment	(152,929)	(52,651)	(199,445)	(621,830)
Payment for the acquisition of ModigeneTech Ltd.	-	-	-	(474,837)
Assets held for employees’ severance payments	(69,022)	(50,549)	(40,090)	(193,346)
Long term deposit	(392)	10	1,057	(2,276)
Short term deposit	(1,439,269)	-	-	(1,439,269)
Restricted cash	(11,202)	(652)	(29,240)	(102,932)
Net cash (used in) investing activities	(1,672,814)	(103,842)	(267,718)	(2,834,490)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
U.S. dollars in thousands

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2010	2009	2008	2010
Cash flows from financing activities
Short term bank credit	-	-	(1,886)	(2,841)
Proceeds from loans	-	-	-	(173,000)
Principal payment of loans	-	-	-	173,000
Proceeds from exercise of options	868,683	17,580	-	886,388
Proceeds from exercise of warrants	795,833	-	-	795,833
Proceeds from issuance of shares	26,876,684	2,000,000	2,000,000	47,188,418
Net cash provided by financing activities	28,541,200	2,017,580	1,998,114	48,867,798
Increase (decrease) in cash and cash equivalents	20,952,592	(3,943,366)	(3,990,575)	24,474,458
Cash and cash equivalents at the beginning of the period	3,521,866	7,465,232	11,455,807	-
Cash and cash equivalents at the end of the period	$24,474,458	$3,521,866	$7,465,232	$24,474,458

Non cash transactions:
Cashless exercise of 917,421 outstanding stock warrants to 625,797 shares of common stock	$6	$-	$-	$-
Conversion of preferred stock to common stock	$18	$-	$-	$18
Employee options exercised to shares of common stock	$-	$-	$1	$140
Issuance of common stock in reverse acquisition	$-	$-	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest expense	$-	$57,755	$280,796	$353,736

Payment for the acquisition of ModigeneTech Ltd.:
Issuance expenses	$-	$-	$-	$(356,979)
Loan granted by the Company to ModigeneTech Ltd.	-	-	-	(497,575)
Cash at date of acquisition in ModigeneTech Ltd.	-	-	-	379,717
	$-	$-	$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-	GENERAL

a.
Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company utilizing exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, ModigeneTech Ltd. (“ModigeneTech”).

b.
The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $34,583,956 through December 31, 2010. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.
The Company is entitled to receive R&D grants from the Israeli government on approved projects during the year 2011. The Company believes that its current cash sources with the anticipated R&D grants will enable the continuance of the Company’s activities for at least a year with no need for additional fundraising.

c.
On May 9, 2007, Modigene Inc., a Delaware corporation, Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and the Company entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Inc. with Modigene Inc. remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization. The Company has continued the business operations of Modigene Inc. as a publicly-traded company under the name Prolor Biotech, Inc. In the Merger, the stockholders of Modigene Inc. received a total of 13,588,552 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), in exchange for all of their shares of common stock of Modigene Inc. Pursuant to the Merger Agreement, the Company became the holding company of Modigene Inc. and ModigeneTech. Contemporaneously with the closing of the Merger, the Company split off its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-	GENERAL (continued)

d.
In December 2005, Modigene Inc. acquired all of the outstanding shares of ModigeneTech, an Israeli-based corporation, in consideration for shares of common stock of Modigene Inc. The fair value of the common stock issued and the options granted for the acquisition was $2,628,566.
In connection with the transaction, Modigene Inc. also issued shares of common stock, valued at $3,514,426, to Modigene Inc.’s founders for their services as the agents in the transaction.

The acquisition was accounted for as an acquisition of a group of assets that does not constitute a business and no goodwill was recognized.
The know-how purchased in the amount of $3,222,831 has not yet reached technological feasibility and had no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date. Following the acquisition of ModigeneTech, ModigeneTech became a wholly-owned subsidiary of Modigene Inc. The financial statements of ModigeneTech were consolidated with the accounts of Modigene Inc, commencing December 14, 2005.

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

b.	Patents:
As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. To date, the Company has no capitalized patent costs.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

c.	Financial statements in U.S. dollars:

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

d.	Comprehensive Income (Loss):

Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive income (loss) consists of net income (loss).

e.	Segment Reporting:

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

f.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Modigene Inc. and ModigeneTech Ltd.Intercompany transactions and balances, have been eliminated upon consolidation.

g.	Cash equivalents:

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Short-term bank deposits:

Bank deposits with maturities of more than three months and up to one year were included in short-term bank deposits. As of December 31, 2010 most of the bank deposits were held in Euro and bore interest at a weighted average annual interest rate of 1%. The deposits are presented at their cost, including accrued interest.

i.	Restricted cash:

Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability.

j.	Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2010 and 2009, the Company has not accrued an allowance for uncollectible accounts.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

k.	Property and equipment: (continued)

Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) through December 31, 2010.

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

m.	Research and development costs and participations:

Research and development (“R&D”) costs are expensed as they are incurred and consist of salaries, stock-based compensation benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs.Participations from the Israeli government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred.

n.	Assets held for employees’ severance payments:
Assets held for employees’ severance payments represent contributions to insurance policies that are recorded at their current redemption value.

o.	Liability in respect of employees severance payments:

Under Israeli law and labor agreements the Company is required to pay severance payments to each employee who was employed by the Company for over one year and has been terminated by the Company or resigned under certain specified circumstances. The Company’s liability for these severance payments is covered mainly by deposits with insurance companies in the name of the employee and/or by purchase of insurance policies.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

o.	Liability in Respect of Employees Severance Payments: (continued)

The liability related to these severance payments is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The liability for employee severance payments included in the balance sheet represents the total amount due for such severance payment, while the assets held for severance benefits included in the balance sheet represents the Company’s contributions to insurance policies. The Company may make withdrawals from the funds only upon complying with the Israeli severance pay law or labor agreements.

According to agreements with key employees who are related parties of the Company, upon retirement, such employees will be entitled to receive a lump-sum payment; therefore, the Company does not accumulate severance pay for those employees, and the sum will be expensed at a time when the Company has to pay such payments according to the employment agreements. Severance (income) expenses for the years ended December 31, 2010, 2009 and 2008 and the period from May 31, 2005 (inception date) through December 31, 2010 amounted to $11,579, $(1,044), $8,090 and $27,492, respectively.

p.	Income taxes:

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

q.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.
Cash and cash equivalents are invested in major banks in Israel and in the U.S. Such deposits in Israel and the U.S. are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or other foreign hedging arrangements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

r.	Fair value measurements:

As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$24,474,458	$24,474,458	$-	$-
Short term deposits	1,439,269	1,439,269	-	-
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$26,016,659	$26,016,659	$-	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$3,521,866	$3,521,866	$-	$-
Restricted cash	91,730	91,730	-	-
Total assets at fair value	$3,613,596	$3,613,596	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

s.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time ModigeneTech is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. Research and development grants received by the Company reduced research and development expenses by $1,383,806, $484,912, 746,013 and $3,383,597 for the years ended December 31, 2010, 2009 and 2008 and the period from May 31, 2005 (inception date) through December 31, 2010, respectively. Research and development grants receivable as of December 31, 2010 was $281,728.

t.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding convertible preferred stock restricted stock, share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding convertible preferred stock, restricted stock, options and warrants excluded from the calculations of diluted loss per share were 16,931,505, 9,572,278, 7,620,546 and 7,552,859 for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010, respectively.

u.	Revenue recognition:
Revenue, if and when generated, will be recognized in accordance with ASC 605-10-S99, “Revenue Recognition”, when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

v.	Impact of recently issued accounting standards:
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company's current accounting application for fair value measurements and disclosures.
In April, 2010, the FASB issued Accounting ASU No. 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

v.	Impact of recently issued accounting standards: (continued)
Emerging Issues Task Force” (“ASU 2010-13”). ASU 2010-13 provides amendments to Topic 718 to further clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should classify such an award as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The company adopted this standard in January, 2011 which did not have a material impact on our financial statements.
There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2010	2009
Israeli government authorities	$402,662	$46,054
Prepaid expenses	232,539	38,474
Others	7,191	752
	$642,392	$85,280

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2010	2009
Cost:
Office furniture and equipment	$25,039	$24,243
Computers and electronic equipment	90,538	65,230
Laboratory equipment	458,616	348,652
Leasehold improvements	76,975	60,114
	$651,168	$498,239
Accumulated depreciation:
Office furniture and equipment	$4,503	$3,274
Computers and electronic equipment	59,616	41,989
Laboratory equipment	191,897	135,783
Leasehold improvements	44,868	32,878
	300,884	213,924
Depreciated cost	$350,284	$284,315

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTE 4: -	PROPERTY AND EQUIPMENT, NET (continued)

Depreciation expenses for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (inception date) through December 31, 2010 were $86,960, $78,509, $64,700 and $285,902, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2010	2009
Employees and payroll accruals	$155,922	$112,293
Accrued expenses	1,197,313	367,745
Government authorities	-	24,574
	$1,353,235	$504,612

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.
ModigeneTech is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products developed in the framework of projects in which the Israeli Government paid a portion of the expenses. Under the terms of the funding received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2010, no royalties had been paid or accrued. The Company is committed to the Chief Scientist to keep the know-how and production rights in the framework of the abovementioned projects under ModigeneTech’s possession.

b.
In February 2007, the Company entered into a license agreement with Washington University, amending a prior license agreement. Pursuant to the new License Agreement, Washington University granted the Company an exclusive license to certain patents necessary to the Company for its developments.  Under the License Agreement, the Company has the right to sub-license the licensed patents. The License Agreement terminates in 2018 when the last of the patents licensed to the Company under the License Agreement expires, unless terminated earlier.

Under the License Agreement, the Company was required to pay an initial fee of $100,000 in installments over the 18 months following February 2007.  In addition, the Company is required to pay annual license maintenance fees of $30,000 (payable until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments.  Pursuant to the License Agreement, the Company will also be responsible for milestone payments of $15,000 for each molecule at investigational new drug application filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

c.
On December 30, 2010, ModigeneTech Ltd. entered into a definitive license agreement with Yeda Research and Development Company Ltd., the technology transfer and commercial arm of the Weizmann Institute of Science ("Yeda"), for novel technology utilized in the development of long-acting therapeutic peptides and small molecules. The Company has been developing, under a limited option-to-license agreement from Yeda, a long-acting drug compound using this technology and the Company has exercised its option to license the technology. The definitive license agreement has an expanded scope and includes all therapeutic indications, with the exception of hemophilia and insulin. The license will remain in force in each of Israel and the United States with respect to each product until the later of: (1) the date of expiry of the last of the patents; or (2) the expiry of a continuous period of 15 years during which there shall not have been a commercial sale of any product in any of the countries as detailed in the agreement.

In consideration for the grant of the license, the Company has paid or will pay Yeda: (1) on the date of signature of the agreement $75,000; (2) an annual license fee until the date of expiry of the last of the patents, in the amount of $10,000 for the period until December 31, 2015, and $15,000 in respect of each annual period thereafter; (3) a royalty of 3.5% of net future sales by or on behalf of the Company or any sublicensees or any distributors, or a reduced % provided by certain conditions defined in the agreement; and (4) 30% of all sublicensing receipts, or a reduced percentage provided by the fulfillment of certain conditions defined in the agreement with a deduction of obligatory payments to the OCS and others as defined in the agreement.
Yeda is entitled to terminate the license upon written notice to the Company, if:  (1) the Company fails to achieve any of the milestones by the dates set forth in the agreement; (2) in certain cases of lack of future sales after commencement of commercial sales; or (3) the Company contests the validity of any of the patents.  If any such challenge is unsuccessful, the Company must pay to Yeda liquidated damages in the amounts of $8,000,000. Either Yeda or the Company may terminate the agreement and the license after the commitment of a material breach by the other party and in certain other instances as detailed in the agreement.

d.	Operating leases:

ModigeneTech rents its offices under a lease operating agreement. Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2010, are as follows:

Year ended December 31,
2011	$126,930
2012	10,578
$137,508

Rent expenses for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (date of inception) to December 31, 2010 were $113,335, $107,129, $119,489 and $488,057, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 7:-        CONSULTING AND EMPLOYMENT AGREEMENTS WITH RELATED PARTIES

a.
The Company entered into a consulting agreement with its Chief Executive Officer (“CEO”), pursuant to which he serves as the Company’s CEO on a part-time basis at an annual compensation rate of $250,000 and an annual cash bonus target of up to $60,000. The consulting agreement is extended yearly by mutual agreement of the parties. Either party may terminate the agreement on 30 days prior notice; however, if the Company terminates the agreement for any reason other than the CEO’s material breach, then the CEO will be entitled to a lump sum severance payment of $40,000.

In January, 2011, the Company and the CEO entered into an amendment to the consulting agreement, pursuant to which, effective January 1, 2011, the CEO’s annual base salary has been increased to $270,000.

b.
The Company entered into an employment agreement with its President. The term of the employment is automatically extended for one-year terms on each one-year anniversary of the agreement, unless either party gives written notice of an election not to renew the agreement. The President’s annual base salary under the agreement is $270,000. In addition, the President will be entitled to an annual cash bonus of up to $85,000 based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Board. If the President voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled to payment of only his base salary through the date of termination. However, if the President terminates the agreement as the result of a material breach by the Company, then he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, then the President will be entitled to receive an amount equal to his then-current base salary over the 12-month period plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the President is terminated for cause, then he will be entitled to receive only any amounts that were due and owing to him at the time of such termination. If either (a) the President terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the President will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable. In January 2011, the Company and the President entered into an amendment to the employment agreement, pursuant to which, effective as of January 1, 2011; the President’s annual base salary has been increased to $290,000.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 7:-	CONSULTING AND EMPLOYMENT AGREEMENTS WITH RELATED PARTIES (continued)

c.
The Company entered a consulting agreement with its Chief Scientific Officer (“CSO”), the consulting agreement is extended yearly by mutual agreement of the parties.. Under the agreement, the Company shall pay the CSO an annual consulting fee of $36,000 and milestone payments of up to $102,000 upon successful completion of the milestones, as determined by the agreement. As of December 31, 2010 no milestone payments had been paid or accrued. Upon the Company’s termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

d.
The Company entered into an employment agreement with the Chief Operating Officer ("COO") of the Company’s wholly-owned subsidiary, ModigeneTech, Ltd.  The COO's employment term is automatically extended for one-year term on December 14 of every year unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. The COO’s current annual base salary is $125,000.  In addition, he is entitled to an annual cash bonus of up to $50,000, based on corporate and personal milestones, along with equity performance awards, each as determined by the Board. In January 2011, the Company and the COO entered into an amendment to the employment agreement, pursuant to which, effective as of January 1, 2011; the COO’s annual base salary has been increased to $145,000.

NOTE 8:-	STOCKHOLDERS’ EQUITY

a.	The Company's shares are listed for trading on the NYSE Amex and on the Tel-Aviv Stock Exchange.

b.	Rights of Common Stock capital:
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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued):

c.
On December 15, 2010, the Company entered into a securities purchase agreement with a private investor (the “Investor”), pursuant to which the Investor purchased an aggregate of 444,445 shares (the “Shares”) of common stock at a purchase price of NIS 22.5 per share. The total consideration amounted to $2,731,443 ($2,787,196 net of $55,753 issuing expenses). The Company issued the Shares in reliance upon the exemption from registration afforded by Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 under the Securities Act.

d.
On March 11, 2010 and March 17, 2010, the Company entered into two substantially identical securities purchase agreements with certain private investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 10,382,975 shares (the “Shares”) of Common Stock at a purchase price of $2.35 per Share. On March 17, 2010, the Company closed on the issuance of the Shares for aggregate consideration of $24,145,241 ($24,399,991 net of $254,750 issuing expenses).

The Company issued the Shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Each Investor represented to the Company that such person was an “accredited investor” as defined in Rule 501(a) under the Securities Act and that such Investor’s Shares were being acquired for investment purposes.
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

e.
On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of related parties of the Company (the “Investors”), pursuant to which the Investors purchased on July 23, 2009 1,000,000 shares (the “Shares”) of the Company’s 10% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share, at a purchase price of $2.00 per share, (two-time the average closing price of the Common Stock as reported on the OTCBB during the thirty day period immediately preceding July 22, 2009, rounded up to $1.00), for a total consideration of $2,000,000.

On May 20, 2010 all 1,000,000 issued and outstanding shares of Series B Preferred Stock were converted into 2,167,780 shares of common stock, par value $0.00001 per share for no additional consideration.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

f.
On March 25, 2008, the Company entered into a securities purchase agreement with a group of related parties (the “Investors”), pursuant to which it sold to the Investors an aggregate of 800,000 shares of Series A preferred stock, $0.00001 par value per share, at $2.50 per share, for an aggregate purchase price of $2,000,000. The Series A Preferred Stock was convertible during the period beginning March 1, 2009 through March 25, 2012, without payment of any additional consideration, into Common Stock based on a conversion ratio equal to one share of Common Stock per share of Series A Preferred Stock.

On May 21, 2010 all 800,000 issued and outstanding shares of Series A Preferred Stock were converted into 4,000,000 shares of common stock, par value $0.00001 per share for no additional consideration.

g.
On May 9, 2007, simultaneously with the closing of the Merger discussed in note 1c., the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one-quarter of one share of Common Stock for an exercise price of $2.50 per whole share.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

h.	Stock warrants:

A summary of the warrants granted is as follows:

	December 31, 2009
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the period	3,558,924	$2.181
Expired	-	$-
Exercised	-	$-
Outstanding and exercisable at the end of the period	3,558,924	$2.181

	December 31, 2010
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the period	3,558,924	$2.181
Exercised	(1,062,368)	$2.500
Exercised	(196,325)	$0.880
Outstanding and exercisable at the end of the period	2,300,231	$2.144

Proceeds from exercise of 1,258,693 warrants into 957,786 shares in the year ended December 31, 2010 were $795,833.
Total aggregate intrinsic value of warrants outstanding as of December 31, 2010 was $9,949,985.

The warrants provide for the purchase of shares of Common Stock. At the option of the holder, the warrants may be exercised by cash payment of the exercise price or by “cashless exercise.” A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the warrants in cash, the holder will forfeit a number of shares underlying the warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that warrants are exercised by cashless exercise.
The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

i.	Stock options:

1.
As of December 31, 2010 the Company has two stock option plans under which, outstanding stock options to purchase 1,252,119 shares were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 3,882,227 shares were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).

The Company has issued the maximum number of shares authorized under the 2005 Plan.
On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of common stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares, of which 4,005,819 stock options have been awarded
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.
The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under 2005 Plan
	Granted 2005	Granted 2006	Granted 2009

annual dividends of	$0.00	$0.00	$0.00
expected volatility of	85%	85%	117%
risk-free interest rate of	4.41%	4.63%	0.01%
expected average options expiration	8.05	7.90	7.00

	Options granted under 2007 Plan
	Granted 2007	Granted 2008	Granted 2009	Granted 2010

annual dividends of	$0.00	$0.00	$0.00	$0.00
expected volatility of	85%	79%	117%	85%
risk-free interest rate of	4.67%	2.90%	0.01%	0.3%
expected average options expiration	9.19	9.94	7.00	7.00

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

i.	Stock options: (continued)

2.       A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2009
	Number of Options	Weighted average Exercise Price
Outstanding at the beginning of the year	4,432,292	$1.14
Forfeited	(2,353)	$1.49
Exercised	(20,000)	$0.88
Granted	375,500	$0.65
Outstanding at the end of the year	4,785,439	$1.11
Options exercisable	2,701,397	$1.19

	December 31, 2010
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	4,785,439	$1.11
Forfeited	(106,468)	$2.24
Exercised	(594,625)	$1.46
Granted	500,000	$2.40
Granted	500,000	$6.47
Granted	50,000	$2.35
Outstanding at the end of the year	5,134,346	$1.80
Options exercisable	2,870,559	$1.14

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

i.	Stock options: (continued)

3.	The options outstanding as of December 31, 2010, have been separated into exercise prices, as follows:

Exercise		Remaining Weighted average contractual life
Price	Options Outstanding	(years)	Options Exercisable
$0.650	375,500	8.10	182,083
$0.879	983,264	5.27	983,264
$0.900	1,937,239	7.17	968,620
$0.930	25,000	7.18	16,667
$1.318	93,855	5.51	93,855
$1.500	121,169	7.32	77,251
$2.000	475,000	6.36	425,000
$2.500	123,819	2.44	123,819
$2.350	50,000	9.02	-
$2.400	500,000	9.04	-
$6.470	500,000	10.00	-

	5,134,346	5.20	2,870,559

4.	Weighted average fair values of outstanding options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	December 31,
	2010	2009
Weighted average fair value on date of grant	$1.19	$0.71
Total aggregate intrinsic value	24,326,863	$6,556,831

5.
Stock-based compensation expenses for the years ended December 31, 2010, 2009 and 2008 and for the period from May 31, 2005 (date of inception) through December 31, 2010 were $883,425, $728,341, $1,039,028 and $8,079,210, respectively. Stock-based compensation for the period from May 31, 2005 (date of inception) through December 31, 2010 include stock-based payments in the acquisition of ModigeneTech and deferred compensation on restricted shares in the amount of $3,876,960.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9:-	INCOME TAXES

a.	Losses for tax purposes:
Carry-forward tax losses of the Company and Modigene Inc. total approximately $712,430 as of December 31, 2010. ModigeneTech’s Carry-forward tax losses as of December 31, 2010 were $22,970,127, which may be carried forward and offset against taxable income of ModigeneTech in the future for an indefinite period.

b.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.
As of December 31, 2010, the Company has provided full valuation allowances in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

NOTE 10:-	RESEARCH AND DEVELOPMENT, NET

	Year ended December 31,			Period from May 31, 2005 (date of inception) to December 31,
	2010	2009	2008	2010

Research and development expenses	$6,603,589	$6,040,235	$5,527,102	$21,704,138
Less – Government grants and participation	(1,383,806)	(484,912)	(746,013)	(3,383,597)

	$5,219,783	$5,555,323	$4,781,089	$18,320,541

As for the Company’s government grants and participation – see note 2s.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-	SUBSEQUENT EVENTS

a.
In January 2011 the Company and three of its executives amended their agreements, pursuant to the terms of the amendments; effective as of January 1, 2011 the executives’ annual base salary has been increased as discussed in note 7.

b.	Subsequent to December 31, 2010, 98,201 common shares were issued in connection with the exercise of outstanding warrants and options.