Form 10-Q
period 2011-03-31
PROLOR Biotech, Inc.
filed 2011-05-10
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 3, 2011 there were 54,230,962 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2011

PART I	– FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,335,006	$24,474,458
Short term deposits	319,357	1,439,269
Accounts receivable and prepaid expenses	505,676	642,392
Restricted cash	171,160	102,932
Total Current Assets	23,331,199	26,659,051

Long-term Assets:
Property and equipment, net	380,470	350,284
Severance pay fund	212,163	193,346
Long term deposit	2,365	2,320
Total Long Term Assets	214,528	545,950

Total Assets	$23,926,197	$27,205,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$151,889	$429,063
Related parties	54,853	207,306
Accrued expenses and other liabilities	1,309,652	1,353,235
Total Current Liabilities	1,516,394	1,989,604

Liability in Respect of Employees Severance Payments	264,529	220,838

Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 54,222,222 and 54,116,628 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	542	541
Additional paid-in capital	60,195,665	59,577,974
Deficit accumulated during the development stage	(38,050,933)	(34,583,956)
Total Shareholders' Equity	22,145,274	24,994,559

Total Liabilities and Shareholders' Equity	$23,926,197	$27,205,001

The accompanying notes are an integral part of the consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses:
In-process research and development write-off		-	3,222,831
Research and development, net	3,035,261	1,002,434	21,355,802
General and administrative	708,896	485,493	14,385,465
Total operating expenses	3,744,157	1,487,927	38,964,098

Operating (loss)	(3,744,157)	(1,487,927)	(38,964,098)

Financial income	277,180	1,319	1,272,121
Financial (expenses)	-	(67,750)	(358,956)

Net (loss)	(3,466,977)	(1,554,358)	(38,050,933)

(Loss) per share (basic & diluted)	$(0.08)	$(0.04)	$(1.30)

Weighted average number of shares outstanding	43,359,771	35,730,803	29,318,741

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
			(date of inception)
	For the three months ended March 31,		to March 31,
	2011	2010	2011
Cash flows from operating activities
Net (loss)	$(3,466,977)	$(1,554,358)	$(38,050,933)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	26,924	20,239	312,826
In-process research and development write-off	-	-	3,222,831
Stock based compensation	460,400	200,995	8,539,610
(Increase) in accounts receivable and prepaid expenses	136,716	(463,290)	(505,399)
Increase (decrease) in accrued severance pay, net	43,691	31,115	264,529
(Increase) in accounts receivable and prepaid expenses	136,716	(463,290)	(505,399)
Increase (decrease) in trade payables	(277,174)	20,586	141,785
(Decrease) increase in related parties	(152,453)	(148,455)	54,853
Long term deposit exchange rate differences	(45)	(22)	(89)
Increase (decrease) in accrued expenses and other liabilities	(43,583)	137,785	1,188,636
Net cash used in operating activities	(3,272,501)	(1,755,405)	(24,831,351)

Cash flows from investing activities
Purchase of property and equipment	(57,110)	(16,157)	(678,940)
Payment for the acquisition of ModigeneTech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(18,817)	(13,614)	(212,163)
Long term (deposit)	-	(12)	(2,276)
Short term (deposit) release	1,119,912	(98,664)	(319,357)
Restricted cash	(68,228)	(4,171)	(171,160)
Net cash (used in) provided by investing activities	975,757	(132,618)	(1,858,733)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	-	24,145,358	47,188,418
Proceeds from exercise of options	125,000	213,788	1,011,388
Proceeds from exercise of warrants	32,292	126,482	828,125
Net cash provided by financing activities	157,292	24,485,628	49,025,090

Increase (decrease) in cash and cash equivalents	(2,139,452)	22,597,605	22,335,006
Cash and cash equivalents at the beginning of the period	24,474,458	3,521,866	-
Cash and cash equivalents at the end of the period	$22,335,006	$26,119,471	$22,335,006

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
			(date of inception)
	For the three months ended March 31,		to March 31,
	2011	2010	2011
Non cash transactions:

Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73
Conversion of preferred stock to common stock	$-	$-	$18
Cashless exercise of 56,947 outstanding stock warrants and issuance of 42,667 underlying shares of common stock	$1	$-	$7

Additional information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$12	$4	$353,748

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the state of Nevada. The Company is engaged in the development of therapeutic proteins with extended half-lives, through its subsidiaries, Modigene Inc., a Delaware corporation, and ModigeneTech Ltd., an Israeli-based subsidiary.

b.
The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $38,050,933 as of March 31, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash resources will enable the continuance of the Company’s activities for at least a year with no need for additional financing.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 15, 2011.

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc. and ModigeneTech Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The number of shares of Common Stock issuable upon exercise or conversion of the foregoing securities that has been excluded from calculations for the three months ended March 31, 2011 and 2010 and the period from May 31, 2005 (date of inception) to March 31, 2011 was 18,450,260, 12,075,765 and 8,013,260, respectively.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$22,335,006	$22,335,006	$-	$-
Short term deposits	319,357	319,357	-	-
Restricted cash	171,160	171,160	-	-
Total assets at fair value	$22,825,523	$22,825,523	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value measurements: (continued)

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$24,474,458	$24,474,458	$-	$-
Short term deposits	1,439,269	1,439,269
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$26,016,659	$26,016,659	$-	$-

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

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

In April, 2010, the FASB issued Accounting ASU No. 2010-13, “Compensation-Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-13”). ASU 2010-13 provides amendments to Topic 718 to further clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should classify such an award as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The company adopted this standard in January, 2011 which did not have a material impact on its financial statements.

Other recently issued updates predominantly comprised technical corrections to accounting literature or updates applicable to industries other than the Company’s. None of such updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The following is a summary of the stock options granted under the 2005 and 2007 Plans:

	For the three months ended
	March 31, 2011
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	5,134,346	$1.11
Exercised	(50,000)	$2.50
Forfeited	(5,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Outstanding at the end of the period	5,268,346	$1.29

Options exercisable	3,526,118	$1.11

	For the three months ended
	March 31, 2010
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11
Exercised	(165,323)	$1.29
Issued under the 2005 plan	50,000	$2.35
Issued under the 2007 plan	500,000	$2.40
Outstanding at the end of the period	5,170,116	$1.24

Options exercisable	2,536,074	$1.18

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The options outstanding as of March 31, 2011 have been separated by exercise prices, as follows:

		Remaining Weighted Average
Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable
$0.650	375,000	7.85	274,167
$0.879	983,264	5.02	983,264
$0.900	1,937,239	6.92	1,452,929
$0.930	25,000	6.93	25,000
$1.318	93,855	5.26	93,855
$1.500	121,169	7.07	60,585
$2.000	425,000	6.11	425,000
$2.500	73,189	2.93	73,819
$2.350	50,000	8.77	12,500
$2.400	500,000	8.79	125,000
$6.470	500,000	9.76	-
$6.230	184,000	6.60	-
	5,268,346		3,526,118

Weighted average fair values and average exercise prices of options at date of grant and total aggregate intrinsic value of outstanding options are as follows:

	March 31,
	2011	2010
Weighted average fair value on date of grant	$1.15	$0.82
Total aggregate intrinsic value	$21,744,503	$17,027,595

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (date of inception) to March 31, 2011 was $460,400, $200,995 and $8,539,610, respectively.

Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through March 31, 2011 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
 (Unaudited)

NOTE 5:-	STOCK WARRANTS

	For the three months ended
	March 31, 2011
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	2,300,231	$2.045
Exercised	(46,565)	$2.500
Exercised	(23,299)	$0.880
Outstanding and exercisable at the end of the period	2,230,367	$2.150

	For the three months ended
	March 31, 2010
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	3,558,924	$2.18
Exercised	(70,546)	$2.19
Outstanding and exercisable at the end of the period	3,488,378	$2.18

Total aggregate intrinsic value of warrants outstanding as of March 31, 2011 and 2010 was $8,475,089 and $7,742,637, respectively.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

On March 13, 2011, ModigeneTech Ltd. entered into a rent agreement for the lease of new office premises. Aggregate minimum rental commitments under the non-cancelable lease as of March 31, 2011, are as follows:

Year ended March 31,
2012	$222,848
2013	$222,848
2014	$245,133
2015	$245,133
2016	$245,133
$1,181,095

NOTE 7:-	COMMON STOCK

In January 2011, the Company issued 50,000 shares of the Company’s common stock upon the exercise of 50,000 warrants at an exercise price of $2.50 per share and 29,465 shares of common stock upon the cashless exercise of 40,146 outstanding warrants.

In February 2011, the Company issued 8,750 shares of the Company’s common stock upon the exercise of outstanding stock warrants at an exercise price of $2.50 per share and 9,986 shares of common stock upon the cashless exercise of 11,368 outstanding warrants.

In March 2011, the Company issued 4,167 shares of the Company’s common stock upon the exercise outstanding stock warrants at an exercise price of $2.50 per share and 7,383 shares of common stock upon the cashless exercise of 5,433 outstanding warrants.

As of March 31, 2011 there were 54,222,222 shares of common stock issued and outstanding with a stated par value of $0.00001 per share.

NOTE 8:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

Subsequent to March 31, 2011 and through May 2, 2011, 2,800 new common shares were issued in connection with the exercise of outstanding warrants and options.

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

Merck & Co. has developed the first novel protein containing CTP, named ELONVA®, a long-acting CTP-modified version of the fertility drug follicle stimulating hormone (FSH).  On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States.  Merck licensed the CTP technology from Washington University (prior to the formation of Modigene Delaware) for application only to Follicle Stimulating Hormone (FSH) and three other hormones, human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).  Our license for CTP technology extends to all other human therapeutic applications.

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

Financial Statements in United States Dollars:The functional and reporting currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of the operation of the Company’s R&D subsidiary, ModigeneTech Ltd. (“Modigenetech”), are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. The majority of our assets are held in the United States.

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

Cash Equivalents: For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable: Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts.  As of March 31, 2011 the Company had no accrued allowance for uncollectible accounts.

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.  The annual depreciation rates are as follows:

%

Office furniture and equipment	6

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	25

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) to March 31, 2011.

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

Severance Pay: The liability of ModigeneTech for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary for each employee multiplied by the number of years of such person’s employment as of the balance sheet date and is presented on an undiscounted basis. ModigeneTech’s employees are entitled to one month’s salary for each year of employment or a portion thereof. Since January 1, 2010 all new employment agreements entered into by the Company implement Section 14 of the Severance Pay Law, mandating that upon termination of such employees’ employment, the Company shall release to them all the amounts accrued in their insurance policies, which are mandated by Israeli law.  While the Company funds the insurance policies, payment of severance amounts is ultimately the obligation of the respective insurance companies; therefore, because the severance pay risks have been irrevocably transferred to the severance funds administered by the insurance companies, the severance pay liabilities and deposits covered by these plans since January 1, 2010 are not reflected in the Company’s balance sheet.

Pursuant to employment and consulting agreements with certain of our key employees, such persons, upon retirement, will be entitled to receive lump-sum payments; therefore the Company does not accumulate severance pay for these persons, and the sum will be accrued when the conditions to such payments under these agreements have been satisfied. Severance (income) expense for the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011 was $24,874, $17,501 and $52,366, respectively.

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

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States are not fully insured. Management believes that the financial institutions that hold the Company’s investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

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

Research and development grants received by ModigeneTech for the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011 were $135,242, $57,319 and $3,518,839, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of shares of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share was 18,450,260, 12,075,765 and 8,013,260 for the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, respectively.

Results of Operation

Three Months Ended March 31, 2011 Compared to the Three Months ended March 31, 2010

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

For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, the Company incurred net research and development expense of $3,035,261, $1,002,434 and $21,355,802, respectively. The increase for the three months ended March 31, 2011 as compared to the 2010 period resulted primarily from an increase in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, and even during the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, the Company incurred general and administrative expense of $708,896, $485,493, and $14,385,465, respectively. The increase for the three months ended March 31, 2011 as compared to the 2010 period resulted mainly from an increase in stock-based compensation.  The Company expects that general and administrative expense will increase as the Company adds additional personnel.

Financial Expense and Income

Financial expense and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit and loans; and

•	expense or income resulting from fluctuations of the New Israeli Shekel, in which a portion of the Company’s assets and liabilities are denominated, against the U.S. dollar and the Euro.

For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, the Company incurred net financial income/(expense) of $277,180, ($66,431) and $913,165, respectively. The financial income for the first quarter of 2011 increased as compared to the expense for the first quarter of 2010 primarily from interest earned on a higher cash and cash equivalents balance for the 2011 period, as well as favorable currency fluctuations on deposits in Israeli Shekels.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three months ended March 31, 2011 and March 31, 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, the Company incurred stock-based compensation expense of $460,400, $200,995 and $8,539,610, respectively.  The increase for the three months ended March 31, 2011 as compared to the 2010 period was primarily due to a greater number of options granted and a higher fair value of such options on the respective grant dates.

The Company applies ASC 505 "Equity" with respect to options and warrants issued to non-employees. ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, net cash used in operations was approximately $3,272,501, $1,755,405 and $24,831,351, respectively. The increase for the three months ended March 31, 2011 as compared to the 2010 period resulted primarily from increased research and development expenses.

For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, net cash (used in) provided by investing activities was $975,757, ($132,618) and $(1,858,733), respectively. The increase for the three months ended March 31, 2011 as compared to the 2010 period resulted primarily from a cash investment in a bank deposit.

For the three months ended March 31, 2011 and 2010 and for the period from May 31, 2005 (inception date) through March 31, 2011, net cash provided by financing activities was $157,292, $24,485,628 and $49,025,090, respectively. The decrease for the three months ended March 31, 2011 as compared to the 2010 period resulted from our issuance of Common Stock in a private placement that closed in March 2010.

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

At March 31, 2011, we had approximately $22.3 million of cash and cash equivalents, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next eighteen months. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three months ended March 31, 2011 or 2010.

Currency fluctuations could affect the Company by increasing or decreasing costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations for the three month periods ended March 31, 2011 or 2010.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation and Currency Fluctuation” is incorporated herein by reference.

Interest Rate Risk

We have no debt outstanding nor do we have any investments in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and, based on such evaluation, have concluded that the system was operating effectively as of such date to ensure appropriate disclosure.

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

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

10.1
Fourth Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.2
Fifth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.3
Fifth Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

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

PROLOR BIOTECH, INC.

May 10, 2011	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer

EXHIBIT INDEX

10.1
Fourth Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.2
Fifth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.3
Fifth Amendment to Employment Agreement between ModigeneTech Ltd. and Dr. Eyal Fima, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

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