Form 10-Q
period 2011-06-30
PROLOR Biotech, Inc.
filed 2011-08-09
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:    000-52691

PROLOR BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

7 Golda Meyer Street,
Weizmann Science Park
Nes-Ziona, Israel	74140
(Address of principal executive	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 3, 2011 there were 54,294,001 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2011

PART I	– FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$16,010,957	$24,474,458
Short term deposits	3,258,433	1,439,269
Accounts receivable and prepaid expenses	1,412,782	642,392
Restricted cash	174,468	102,932
Total Current Assets	20,856,640	26,659,051

Long-term Assets:
Property and equipment, net	792,619	350,284
Severance pay fund	231,790	193,346
Long term deposit	2,414	2,320
Total Long Term Assets	1,026,823	545,950

Total Assets	$21,883,463	$27,205,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$434,738	$429,063
Related parties	66,317	207,306
Accrued expenses and other liabilities	1,577,593	1,353,235
Total Current Liabilities	2,078,648	1,989,604

Liability in Respect of Employees Severance Payments	285,435	220,838

Commitments and contingencies
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized none issued and outstanding	-	-
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 54,244,068 and 54,116,628 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	542	541
Additional paid-in capital	60,659,702	59,577,974
(Deficit) accumulated during the development stage	(41,140,864)	(34,583,956)
Total Shareholders' Equity	19,519,380	24,994,559

Total Liabilities and Shareholders' Equity	$21,883,463	$27,205,001

The accompanying notes are an integral part of the consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	2,377,205	845,322	5,412,466	1,847,756	23,733,007
General and administrative	877,956	642,636	1,586,852	1,128,129	15,263,421
Total operating expenses	3,255,161	1,487,958	6,999,318	2,975,885	42,219,259

Operating (loss)	(3,255,161)	(1,487,958)	(6,999,318)	(2,975,885)	(42,219,259)

Financial income	165,230	9,464	442,410	10,809	1,437,351
Financial (expenses)	-	(250,123)	-	(317,899)	(358,956)

Net (loss)	$(3,089,931)	$(1,728,617)	$(6,556,908)	$(3,282,975))	$(41,140,864)

(Loss) per share (basic & diluted)	$(0.07)	$(0.05)	$(0.15)	$(0.09)	$(1.38)

Weighted average number of shares outstanding	43,408,866	38,260,987	43,384,454	36,997,303	29,896,049

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from May 31, 2005
			(date of inception)
	For the six months ended June 30,		to June 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(6,556,908)	$(3,282,975)	$(41,140,864)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	85,181	40,775	371,083
In-process research and development write-off	-	-	3,222,831
Stock based compensation	900,425	468,472	8,979,635
Long term deposit exchange rate differences	(94)	(22)	(138)
Increase in accounts receivable and prepaid expenses	(770,390)	(100,721)	(1,412,505)
Increase in accrued severance pay, net	64,597	36,549	285,435
Increase (decrease ) in trade payables	5,675	(27,824)	424,634
(Decrease) increase in related parties	(140,989)	(152,831)	66,317
Increase in accrued expenses and other liabilities	224,358	330,140	1,456,577
Net cash used in operating activities	(6,188,145)	(2,688,413)	(27,746,995)

Cash flows from investing activities
Purchase of property and equipment	(527,516)	(25,278)	(1,149,346)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(38,444)	(18,890)	(231,790)
Long term (deposit)	-	70	(2,276)
Short term (deposit)	(1,819,164)	(6,994,858)	(3,258,433)
Restricted cash	(71,536)	(272)	(174,468)
Net cash (used in) investing activities	(2,456,660)	(7,039,228)	(5,291,150)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	17,012	24,145,358	47,205,430
Proceeds from exercise of options	125,000	778,144	1,011,388
Proceeds from exercise of warrants	39,292	380,376	835,125
Net cash provided by financing activities	181,304	25,303,878	49,049,102
Increase (decrease) in cash and cash equivalents	(8,463,501)	15,576,237	16,010,957
Cash and cash equivalents at the beginning of the period	24,474,458	3,521,866	-
Cash and cash equivalents at the end of the period	$16,010,957	$19,098,103	$16,010,957

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
			(date of inception)
	For the six months ended June 30,		to June 30,
	2011	2010	2011
Non cash transactions:

Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73
Conversion of preferred stock to common stock	$-	$18	$18
Cashless exercise of 90,280 outstanding stock warrants to 61,632 shares of common stock	$1	$2	$7

Additional information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$18	$6	$353,754

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the State of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lives, through its subsidiaries, Modigene Inc., a Delaware corporation, and PROLOR Biotech Ltd. (formerly, ModigeneTech Ltd., “PROLOR LTD”), an Israeli based subsidiary.

b.
The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $41,140,864 as of June 30, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional financing.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

b.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Modigene Inc. and PROLOR LTD.
Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.
The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that was excluded from calculations for the three months ended June 30, 2011 and 2010 and the period from May 31, 2005 (date of inception) to June 30, 2011 was 18,414,114, 20,035,195 and 18,401,045 respectively. The number of shares of Common Stock issuable that was excluded from calculations for the six months ended June 30, 2011 and 2010 was 18,417,533 and 16,077,467, respectively.

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value measurements: (continued)

	Fair Value Measurements at June 30, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents:
Money market funds	$11,677,912	$11,677,912	$-	$-
Checking bank accounts	1,716,515	1,716,515	-	-
Deposits with maturity of three months or less	2,616,530	2,616,530	-	-
	16,010,957	16,010,957
Short term deposits	3,258,433	3,258,433	-	-
Restricted cash	174,468	174,468	-	-
Total assets at fair value	$19,443,858	$19,443,858	$-	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents:
Money market funds	$11,875,228	$11,875,228	$-	$-
Checking bank accounts	1,492,082	1,492,082	-	-
Deposits with maturity of three months or less	11,107,148	11,107,148	-	-
	24,474,458	24,474,458	-	-
Short term deposits	1,439,269	1,439,269
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$26,016,659	$26,016,659	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

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

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS

The Company has issued stock options to purchase shares of Common Stock under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.
The fair value of each stock option is calculated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the six months ended
	June 30, 2011
	2011	2010
Average Expected volatility	61.61%	104.29%
Expected dividend yield	-	-
Average Risk-free interest rate	0.26%	0.30%
Weighted average expected option term in years	7.00	7.00
Weighted average fair value of options granted	$3.67	$2.00

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The following is a summary of the stock options granted under the 2005 Plan and the 2007 Plan:

	For the six months ended
	June 30, 2011
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	5,134,346	$1.80
Exercised	(50,000)	$2.50
Forfeited	(5,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Outstanding at the end of the period	5,268,346	$1.96

Options exercisable	3,581,411	$1.12

	For the six months ended
	June 30, 2010
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11
Exercised	(517,872)	$1.50
Forfeited	(500)	$0.65
Issued under the 2007 plan	500,000	$2.40
Issued under the 2007 plan	50,000	$2.35
Outstanding at the end of the period	4,817,067	$1.21

Options exercisable	3,046,899	$1.18

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The options outstanding as of June 30, 2011 have been separated by exercise prices, as follows:

		Average Remaining			Fair Value
Exercise Price	# of Options Outstanding	Contractual Life (years)	# of Options Exercisable	Aggregate Intrinsic Value	at Date of Grant
$0.650	375,000	7.6	274,167	$1,608,750	$0.53
$0.879	983,264	4.77	983,264	$3,993,035	$0.57
$0.900	1,937,239	6.67	1,452,929	$7,826,446	$0.74
$0.930	25,000	6.68	25,000	$100,250	$0.74
$1.318	93,855	5.01	93,855	$339,893	$0.64
$1.500	121,169	6.82	115,877	$416,821	$0.58
$2.000	425,000	5.86	425,000	$1,249,500	$1.52
$2.500	73,819	2.68	73,819	$180,118	$0.81
$2.350	50,000	8.52	12,500	$129,500	$1.98
$2.400	500,000	8.54	125,000	$1,270,000	$2.02
$6.470	500,000	9.51	-	$-	$3.84
$6.230	184,000	6.43	-	$-	$3.67
	5,268,346	6.69	3,581,411	$17,111,314

Stock-based compensation expense for the three months ended June 30, 2011 and 2010 and for the period from May 31, 2005 (date of inception) to June 30, 2011 were $440,025, $223,915 and $8,979,635, respectively.
Stock-based compensation expense for the six months ended June 30, 2011 and 2010 were $900,425 and $468,472, respectively.
Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through June 30, 2011 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 5:-	STOCK WARRANTS

	For the six months ended
	June 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,300,231	$2.045
Exercised	(82,398)	$2.500
Exercised	(23,299)	$0.880
Outstanding and exercisable at the end of the period	2,194,534	$2.140

	For the six months ended
	June 30, 2010
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	3,558,924	$2.180
Exercised	(310,148)	$2.500
Exercised	(156,524)	$0.880
Outstanding and exercisable at the end of the period	3,092,252	$2.210

Total aggregate intrinsic value of warrants outstanding as of June 30, 2011 and 2010 was $6,134,986 and $14,457,532, respectively.
NOTE 6:-	COMMITMENTS AND CONTINGENCIES

On March 13, 2011 PROLOR Ltd. entered into a rent agreement for the lease of new office premises. Aggregate minimum rental commitments under the non-cancelable lease as of June 30, 2011, are as follows:

Year ended June 30,
2012	$227,086
2013	56,772
$283,858

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 7:-	COMMON STOCK

On January 2011, the Company issued 50,000 shares of Common Stock in connection with the cash exercise of 50,000 warrants at a price of $2.5 per share and 29,465 shares of Common Stock in connection with the cashless exercise of 40,146 outstanding warrants.
On February 2011, the Company issued 8,750 shares of Common Stock in connection with the cash exercise of outstanding stock warrants exercised at a price of $2.5 per share and 9,986 shares of Common Stock in connection with the cashless exercise of 11,368 outstanding stock warrants.
On March 2011, the Company issued 4,167 shares of the Common Stock in connection with the cash exercise of outstanding stock warrants exercised at a price of $2.5 per share and 7,383 shares of Common Stock in connection with the cashless exercise of 5,433 outstanding stock warrants.
On April 2011, the Company issued 2,800 shares of Common Stock in connection with the cash exercise of outstanding stock warrants exercised at a price of $2.5 per share.
On May 2011, the Company issued 19,056 shares of Common Stock in connection with the cashless exercise of 33,333 outstanding stock warrants.
As of June 30, 2011 there were 54,244,068 shares of Common Stock issued and outstanding with a stated par value of $0.00001 per share.

NOTE 8:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.
Subsequent to June 30, 2011, 41,134 shares of Common Stock were issued in connection with the exercise of outstanding warrants and options.

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

Financial Statements in United States Dollars: The functional and reporting currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of the operation of the Company’s R&D subsidiary, PROLOR Biotech Ltd. (formerly known as . ModigeneTech Ltd., “PROLOR LTD”), are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. The majority of our assets are held in the United States.

Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Modigene Delaware, and its wholly-owned subsidiary, PROLOR LTD. Intercompany transactions and balances have been eliminated upon consolidation.

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

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in the development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time PROLOR LTD is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by PROLOR LTD for the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011 were $34,614, $688,504, $169,857, $745,823 and $3,553,454, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of shares of Common Stock related to outstanding options warrants and restricted shares excluded from the calculations of diluted loss per share was 18,414,114, 20,035,195, 18,417,533, 16,077,467 and 18,401,045 for the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, respectively.

Results of Operation

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months ended June 30, 2010

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

For the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, the Company incurred net research and development expense of $2,377,205, $845,322, $5,412,466, $1,847,756 and $23,733,007, respectively. The increase for the three and six months periods ended June 30, 2011 as compared to the 2010 periods resulted primarily from an increase in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP, long term toxicology studies with hGH-CTP, and Phase II clinical trial expenses. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties, and other factors. Beyond the next twelve months, and even during the next twelve months, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from the Company’s product candidates or any of the Company’s other development efforts. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, the Company incurred general and administrative expense of $877,956, $642,636, $1,586,852, $1,128,129 and $15,263,421, respectively. The increase for the three and six months periods ended June 30, 2011 as compared to the 2010 period resulted mainly from an increase in stock-based compensation.  The Company added two employees in the second quarter of 2011 and expects that general and administrative expense will increase as the Company adds additional personnel.

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

For the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, the Company incurred net financial income/(expense) of $165,230, ($240,659), $442,410, ($307,090) and $1,078,395, respectively. The financial income for the first and second quarters of 2011 increased as compared to the expense for the first and second quarter of 2010 primarily from favorable currency fluctuations on deposits in Israeli Shekels.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three and six months periods ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, the Company incurred stock-based compensation expense of $440,025, $223,915, $900,425, $467,283 and $8,979,635, respectively.  The increase for the three and six months periods ended June 30, 2011 as compared to the 2010 period was primarily due to a greater number of options granted and a higher fair value of such options on the respective grant dates.

The Company applies ASC 505 "Equity" with respect to options and warrants issued to non-employees. ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the six months ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, net cash used in operating activities was $6,188,145, $2,688,413 and $27,746,995, respectively.  The increase in cash used in operating activities for the 2011 period as compared to the 2010 period was primarily due to increased R&D spending related to the hGH-CTP product candidate.

For the six months ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, net cash used in investing activities was $2,456,660, $7,039,228 and $5,291,150, respectively. The increase for the 2011 period as compared to the 2010 period resulted primarily from increased purchases of property and equipment, as well as lower cash deposits in short-term interest accounts.

For the six months ended June 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through June 30, 2011, net cash provided by financing activities was $181,304, $25,303,878 and $49,025,090, respectively. The decrease for the 2011 period as compared to the 2010 period resulted from our issuance of Common Stock in a private placement that closed in March 2010.

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

At June 30, 2011, we had approximately $20.8 million of cash and cash equivalents, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next fifteen months. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three and six months periods ended June 30, 2011 and 2010.

Currency fluctuations could affect the Company by increasing or decreasing costs mainly for goods and services acquired in Israel. The Company does not believe currency fluctuations have had a material effect on its results of operations for the three and six months periods ended June 30, 2011 and 2010.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and, based on such evaluation, concluded that the system was operating effectively as of such date to ensure appropriate disclosure.

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

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A	Risk Factors

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

August 9, 2011	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.