Form 10-Q
period 2011-09-30
PROLOR Biotech, Inc.
filed 2011-11-09
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2011, there were 54,538,979 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I	–FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$15,966,815	$24,474,458
Short term deposits	1,663,395	1,439,269
Accounts receivable and prepaid expenses	245,195	642,392
Restricted cash	162,365	102,932
Total Current Assets	18,037,770	26,659,051

Long-term Assets:
Property and equipment, net	813,184	350,284
Severance pay fund	227,358	193,346
Long term deposit	2,755	2,320
Total Long Term Assets	230,113	545,950

Total Assets	$19,081,067	$27,205,001

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$572,196	$429,063
Related parties	62,800	207,306
Accrued expenses and other liabilities	1,259,999	1,353,235
Total Current Liabilities	1,894,995	1,989,604

Liability in Respect of Employees Severance Payments	277,287	220,838

Commitments and contingencies
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value – 10,000,000 shares of preferred stock authorized none issued and outstanding	-	-
Common stock of $ 0.00001 par value – 300,000,000 shares of common stock authorized 54,502,647 and 54,116,628 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	545	541
Additional paid-in capital	61,533,577	59,577,974
(Deficit) accumulated during the development stage	(44,625,337)	(34,583,956)
Total Shareholders' Equity	16,908,785	24,994,559

Total Liabilities and Shareholders' Equity	$19,081,067	$27,205,001

The accompanying notes are an integral part of the consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the three months ended		For the nine months ended		(date of inception)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	-	-	(3,222,831)
Research and development, net	(2,126,307)	(1,110,317)	(7,538,773)	(2,958,073)	(25,859,314)
General and administrative	(808,270)	(645,112)	(2,395,122)	(1,773,241)	(16,071,691)
Total operating expenses	(2,934,577)	(1,755,429)	(9,933,895)	(4,731,314)	(45,153,836)

Operating (loss)	(2,934,577)	(1,755,429)	(9,933,895)	(4,731,314)	(45,153,836)

Foreign currency exchange income (expenses)	(585,560)	347,114	(202,990)	29,215	(389,891)
Financial income	35,664	17,424	95,504	28,233	934,536
Financial (expenses)	-	-	-	-	(16,146)

Net (loss)	$(3,484,473)	$(1,390,891)	$(10,041,381)	$(4,673,866)	$(44,625,337)

(Loss) per share (basic & diluted)	$(0.06)	$(0.03)	$(0.20)	$(0.12)	$(1.42)

Weighted average number of shares outstanding	54,341,742	42,931,281	51,094,909	39,027,340	31,342,606

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from May 31, 2005
			(date of inception)
	For the nine months ended September 30,		to September 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(10,041,381)	$(4,673,866)	$(44,625,337)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	127,860	62,800	413,762
In-process research and development write-off	-	-	3,222,831
Stock based compensation	1,374,560	677,257	9,453,770
Foreign exchange rate differences on long term deposit	(435)	(22)	(479)
Decrease (increase) in accounts receivable and prepaid expenses	397,197	(399,644)	(244,918)
Increase in accrued severance pay, net	56,449	60,145	277,287
Increase in trade payables	143,133	8,704	562,092
(Decrease) increase in related parties	(144,506)	(148,710)	62,800
Increase (decrease) in accrued expenses and other liabilities	(93,236)	94,309	1,138,983
Net cash (used in) operating activities	(8,180,359)	(4,319,027)	29,739,209

Cash flows from investing activities
Purchase of property and equipment	(590,760)	(77,773)	(1,212,590)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(34,012)	(43,719)	(227,358)
Long term (deposit)	-	(319)	(2,276)
Short term (deposit)	(224,126)	(8,375,086)	(1,663,395)
Restricted cash	(59,433)	(7,944)	(162,365)
Net cash (used in) investing activities	(908,331)	(8,504,841)	(3,742,821)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	-	24,145,358	47,188,418
Proceeds from exercise of options	273,513	795,670	1,103,367
Proceeds from exercise of warrants	307,534	822,182	1,159,901
Net cash provided by financing activities	581,047	25,763,210	49,448,845
Increase (decrease) in cash and cash equivalents	(8,507,643)	12,939,342	15,966,815
Cash and cash equivalents at the beginning of the period	24,474,458	3,521,866	-
Cash and cash equivalents at the end of the period	$15,966,815	$16,461,208	$15,966,815

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
			(date of inception)
	For the nine months ended September 30,		to September 30,
	2011	2010	2011
Non cash transactions:

Employee options exercised into shares	$-	$2	$140
Issuance of common stock in reverse acquisition	$-	$-	$73
Conversion of preferred stock to common stock	$-	$18	$18
Cashless exercise of outstanding stock warrants to shares of common stock	$3	$4	$7

Additional information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expenses	$-	$-	$16,146

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1:-	GENERAL

a.
PROLOR Biotech, Inc. (“the Company”) was formed on August 22, 2003 under the laws of the State of Nevada.  The Company is engaged in the development of therapeutic proteins with extended half-lives, through its subsidiaries, Modigene Inc., a Delaware corporation, and PROLOR Biotech Ltd. (formerly, ModigeneTech Ltd., “PROLOR LTD”), an Israeli based subsidiary.

b.
The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $ 44,625,337 as of September 30, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional financing.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Modigene Inc. and PROLOR LTD.

Intercompany transactions and balances have been eliminated upon consolidation.

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that was excluded from calculations for the three months ended September 30, 2011 and 2010 and the period from May 31, 2005 (date of inception) to September 30, 2011 was 7,469,565, 17,877,596 and 7,926,613, respectively. The number of shares of Common Stock issuable that was excluded from calculations for the nine months ended September 30, 2011 and 2010 was 10,582,544 and 16,664,421, respectively.

d.	Fair value measurements:

The FASB established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires that an entity maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$9,989,244	$9,989,244	$-	$-
Checking bank accounts	1,289,835	1,289,835	-	-
Deposits with maturity of three months or less	4,687,736	4,687,736	-	-
	15,966,815	15,966,815
Short term deposits	1,663,395	1,663,395	-	-
Restricted cash	162,365	162,365	-	-
Total assets at fair value	$17,792,575	$17,792,575	$-	$-

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Fair value measurements: (continued)

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$11,875,228	$11,875,228	$-	$-
Checking bank accounts	1,492,082	1,492,082	-	-
Deposits with maturity of three months or less	11,107,148	11,107,148	-	-
	24,474,458	24,474,458	-	-
Short term deposits	1,439,269	1,439,269
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$26,016,659	$26,016,659	$-	$-

NOTE 3:-	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its consolidated results of operation and financial condition.

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

There were various other updates recently issued, some of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

The fair value of each stock option is calculated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the nine months ended
	September 30, 2011
	2011	2010
Average Expected volatility	51.61%	104.29%
Expected dividend yield	0.00%	0.00%
Average Risk-free interest rate	0.18%	0.30%
Weighted average expected option term (years)	7.00	7
Weighted average fair value of options granted	$1.13	$0.77

The following is a summary of the stock options granted under the 2005 Plan and the 2007 Plan:

	For the nine months ended
	September 30, 2011
	Number	Weighted Average
	of Options	Exercise Price

Outstanding at the beginning of the period	5,134,346	$1.80
Exercised	(170,322)	$1.51
Forfeited	(10,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Issued under the 2007 plan	195,000	$5.05
Outstanding at the end of the period	5,338,024	$1.92

Options exercisable	3,461,089	$1.12

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

	For the nine months ended
	September 30, 2010
	Number	Weighted Average
	of Options	Exercise Price

Outstanding at the beginning of the period	4,785,439	$1.11
Exercised	(555,130)	$1.48
Forfeited	(106,468)	$2.24
Issued under the 2007 plan	500,000	$2.40
Issued under the 2007 plan	50,000	$2.35
Outstanding at the end of the period	4,673,841	$1.29

Options exercisable	2,903,673	$1.14

The options outstanding as of September 30, 2011 have been separated by exercise prices, as follows:

		Average Remaining		Aggregate Intrinsic Value	Fair Value at Date of Grant
Exercise Price	# of Options Outstanding	Contractual Life (years)	# of Options Exercisable	Of Options Outstanding	Of Options Outstanding
$0.650	365,000	7.35	264,167	$1,248,300	$0.53
$0.879	897,942	4.55	897,942	$2,865,333	$0.59
$0.900	1,937,239	6.42	1,452,929	$6,141,048	$0.74
$0.930	25,000	6.43	25,000	$78,500	$0.74
$1.318	93,855	4.76	93,855	$258,240	$0.64
$1.500	121,169	6.57	115,877	$311,404	$0.58
$2.000	400,000	5.61	400,000	$828,000	$1.52
$2.500	73,819	2.43	73,819	$115,896	$0.81
$2.350	50,000	8.27	12,500	$86,000	$1.98
$2.400	500,000	8.29	125,000	$835,000	$2.00
$6.470	500,000	9.26	-	$-	$3.84
$6.230	184,000	6.18	-	$-	$3.67
$5.470	195,000	5.47	-	$-	$2.20
	5,338,024		3,461,089	$12,767,721

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4:-	EMPLOYEES' STOCK OPTION PLANS (continued)

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (date of inception) to September 30, 2011 was $474,136, $208,785 and $9,453,770, respectively.

Stock-based compensation expense for the nine months ended September 30, 2011 and 2010 was $1,374,560 and $677,257, respectively.

Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through September 30, 2011 includes $3,876,960 expensed in the acquisition of a subsidiary and on behalf of deferred compensation on restricted shares.

NOTE 5:-	STOCK WARRANTS

	For the nine months ended
	September 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,300,231	$2.045
Exercised	(255,357)	$2.02
Outstanding and exercisable at the end of the period	2,044,874	$2.16

	For the nine months ended
	September 30, 2010
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	3,558,924	$2.180
Exercised	(1,004,116)	$2.21
Outstanding and exercisable at the end of the period	2,554,808	$2.17

Total aggregate intrinsic value of warrants outstanding as of September 30, 2011 and 2010 was $3,905,883 and $9,810,808, respectively.

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 6:-	COMMITMENTS AND CONTINGENCIES

On March 13, 2011 PROLOR Ltd. entered into a rent agreement for the lease of new office premises. Aggregate minimum rental commitments under the non-cancelable lease as of September 30, 2011, were as follows:

Year ended September 30,
2012	$208,917
2013	$52,229
$261,146

NOTE 7:-	COMMON STOCK

In January 2011, the Company issued 50,000 shares of Common Stock in connection with an exercise of 50,000 stock options at a price of $2.50 per share and 29,465 shares of Common Stock in connection with a cashless exercise of 40,146 outstanding warrants.

In February 2011, the Company issued 8,750 shares of Common Stock in connection with a cash exercise of outstanding stock warrants exercised at a price of $2.50 per share and 9,986 shares of Common Stock in connection with a cashless exercise of 11,368 outstanding stock warrants.

In March 2011, the Company issued 4,167 shares of the Common Stock in connection with a cash exercise of outstanding stock warrants exercised at a price of $2.50 per share and 3,216 shares of Common Stock in connection with a cashless exercise of 5,433 outstanding stock warrants.

In April 2011, the Company issued 2,800 shares of Common Stock in connection with a cash exercise of outstanding stock warrants exercised at a price of $2.50 per share.

In May 2011, the Company issued 19,056 shares of Common Stock in connection with a cashless exercise of 33,333 outstanding stock warrants.

In July 2011, the Company issued 41,183 shares of Common Stock in connection with a cashless exercise of 48,403 outstanding stock warrants.

In August 2011, the Company issued 3,348 shares of Common Stock in connection with a cashless exercise of 4,000 outstanding stock warrants.

In September 2011, the Company issued 120,322 shares of Common Stock in connection with an exercise of 85,322 stock options at a price of $0.879 per share, 25,000 stock options at a price of $2.00 per share and 10,000 stock options at a price of $0.65 per share.  In addition, in September 2011, the Company issued 3,179 shares of Common Stock in connection with a cashless exercise of 6,410 outstanding stock warrants and 90,547 shares of Common Stock in connection with an exercise of 90,547 warrants at a price of $2.50 per share

PROLOR BIOTECH INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7:-	COMMON STOCK (continued)

In September 2011, the Company issued 90,547 shares of Common Stock in connection with a cash exercise of outstanding stock warrants exercised at a price of $2.50 per share and 3,179 shares of Common Stock in connection with a cashless exercise of 6,410 outstanding stock warrants.

As of September 30, 2011, there were 54,502,647 shares of Common Stock issued and outstanding with a stated par value of $0.00001 per share.

NOTE 8:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

Subsequent to September 30, 2011, 16,750 shares of Common Stock were issued in connection with a cash exercise of outstanding warrants for a total consideration of $41,875.

On October 3, 2011 the Company entered into a R&D Service Agreement for a total consideration of €2,268,000 to be paid in installments until July 2012, the end of the service period. In case of cancelation of the agreement by the Company, the Company may have to pay up to 100% of its obligations under the agreement price depending on the cancellation date and circumstances.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, the factors contained in “Item 1A — Risk Factors” of our most recently filed Annual Report on Form 10-K as updated by our subsequently filed Forms 10-Q or other documents we file with the SEC.  We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, in an effort to provide patients with improved therapies that may enhance their quality of life:

•	Human Growth Hormone (hGH)

•	Factor IX

•	Diabetes Type II & Obesity Peptide Oxyntomodulin

•	Factor VIIa

•	Interferon β and Erythropoietin (EPO)

•	Atherosclerosis and rheumatoid arthritis long-acting therapies

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

Financial Statements in United States Dollars: The functional and reporting currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of the operation of the Company’s R&D subsidiary, PROLOR Biotech Ltd. (formerly known as ModigeneTech Ltd., “PROLOR LTD”), are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. The majority of our assets are held in the United States.

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

Research and development grants received by PROLOR LTD for the three and nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011 were $591,155, $92,106, 1,477,269, $837,929 and $4,860,866, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.  The total weighted average number of shares of Common Stock related to outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share was 7,469,565, 17,877,596, 10,582,544, 16,664,421 and 7,926,613 for the three and nine month periods ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, respectively.

Results of Operation

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months ended September 30, 2010

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

Research and Development Expenses

The Company expects its research and development expense to increase as it continues to develop its product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;

•	payments made to third party contract research organizations, contract manufacturers, investigative sites and consultants;

•	manufacturing development costs;

•	personnel-related expenses, including salaries, benefits, travel and related costs for the personnel involved in research and development;

•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

•	facilities and other expenses, which include expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

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

For the three and nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, the Company incurred net research and development expenses of $2,126,307, $1,110,317, $7,538,773, $2,958,073 and $25,859,314, respectively. The increase for the three and nine month periods ended September 30, 2011 as compared to the 2010 periods resulted primarily from an increase in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP, long term toxicology studies with hGH-CTP, and Phase II clinical trial expenses. The successful development of the Company’s product candidates is subject to numerous risks, uncertainties and other factors. Beyond the next twelve months, and even during the next twelve months, the Company cannot reasonably estimate the timing or costs of the efforts necessary to complete the remainder of the development of the Company’s product candidates.  Additionally, the Company cannot reasonably estimate when it can expect material net cash inflows from the Company’s product candidates or any of the Company’s other development efforts, if at all.  The foregoing is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three and nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, the Company incurred general and administrative expense of $808,270, $645,112, $2,395,122, $1,773,241 and $16,071,691, respectively. The increase for the three and nine months ended September 30, 2011 as compared to 2010 resulted mainly from an increase in stock-based compensation.  The Company added two employees in the second quarter of 2011 and expects that general and administrative expense will increase as the Company adds additional personnel.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit and loans; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel, in which a portion of the Company’s assets and liabilities are denominated, and the Euro against the U.S. dollar.

For the three and nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, the Company incurred net financial (expenses)/income of ($549,896), $364,538, ($107,486), ($57,448) and $528,499, respectively. The financial expenses for the third quarter of 2011 increased as compared to the third quarter of 2010 primarily due to currency fluctuations on deposits in Israeli Shekels.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the three and nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, the Company incurred stock-based compensation expense of $474,136, $208,785, $1,374,560 , $677,257 and $9,453,770, respectively.  The increase for the third quarter of 2011 as compared to 2010 was primarily due to a greater number of options granted and a higher fair value of such options on the respective grant dates.

The Company applies ASC 505 “Equity” with respect to options and warrants issued to non-employees. ASC 505 requires the use of an option valuation model to measure the fair value of the options at the grant date.

Cash Flows

For the nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, net cash used in operating activities was $8,180,359, $4,319,027 and $29,739,209, respectively.  The increase in cash used in operating activities in 2011 as compared to 2010 was primarily due to increased R&D spending related to the hGH-CTP product candidate.

For the nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, net cash used in investing activities was $908,331, $8,504,841 and $3,742,821, respectively. The decrease in 2011 as compared to 2010 resulted primarily from lower cash deposits in short-term interest accounts, partially offset by increased purchases of property and equipment.

For the nine months ended September 30, 2011 and 2010 and for the period from May 31, 2005 (inception date) through September 30, 2011, net cash provided by financing activities was $581,047, $25,763,210 and $49,448,845, respectively. The decrease in 2011 as compared to 2010 resulted from our issuance of Common Stock in a private placement that closed in March 2010.

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

At September 30, 2011, we had approximately $16 million of cash and cash equivalents, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2011 and 2010.

The Company has operations in Israel and has contracts with European companies as well as Euro and Shekel bank deposits. Our foreign contracts with service providers use applicable local currencies, Euros or Shekels. As a result, we are subject to adverse movements in foreign currency exchange rates in countries in which we conduct business.  Our results of operations are predominantly affected by fluctuations in the value of the U.S. dollar as compared to the New Israeli Shekel and the Euro.

We do not engage in trading of market risk sensitive instruments or purchase hedging or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, commodity price or equity price risk.  We have not purchased options or entered into swaps or forward or futures contracts, nor do we use derivative financial instruments for speculative trading or any other purpose.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

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

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 1A	Risk Factors

There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Definition File

101.LAB*	XBRL Taxonomy Extension label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

PROLOR BIOTECH, INC.

November 9, 2011	/s/ Abraham Havron
Date	Abraham Havron
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K (Filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Definition File

101.LAB*	XBRL Taxonomy Extension label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.