Form 10-K
period 2011-12-31
PROLOR Biotech, Inc.
filed 2012-03-15
CIK 1268659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-34676

PROLOR BIOTECH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Golda Meir Street, Weizmann Science Park

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

Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $186,504,124 (based on a closing price of $4.94 per share for the registrant’s common stock on the NYSE Amex on June 30, 2011).

As of March 5, 2012, the registrant had 54,750,813 shares of common stock outstanding.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2012 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

PART I

Item 1.             Business

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Prolor”, “we,” “us” and “our” refer to PROLOR Biotech, Inc., a Nevada corporation (formerly Modigene Inc.), including its direct and indirect wholly-owned subsidiaries, Modigene, Inc., a Delaware corporation, which we refer to as Modigene Delaware, and Prolor Biotech Ltd., which we refer to as Prolor , Ltd.

History

We were originally incorporated under the laws of the State of Delaware in August 2003 as LDG, Inc., referred to as LDG, which was engaged in the graphics design, marketing and advertising business. On February 26, 2007, LDG, Inc. changed its name to Modigene Inc, and on May 9, 2007, its wholly-owned subsidiary Modigene Acquisition Corp. merged with and into Modigene Delaware. Modigene Delaware survived the merger, following which the original business of LDG was abandoned in its entirety, and we have operated the business of Modigene Delaware and its wholly-owned subsidiary Prolor Ltd. (formerly named "ModigeneTech Ltd.").

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

Prolor’s core technology is the use of a short, naturally occurring amino acid sequence (CTP) to slow the removal of therapeutic proteins from the body without increasing toxicity or altering the overall biological activity

Our scientific founder, Dr. Fuad Fares, was a post-doctoral student at Washington University and worked on these findings and experiments. When Dr. Fares returned to Israel in 2001, he formed Prolor Ltd. to license the CTP technology from Washington University for certain therapeutic indications.

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

Recombinant human growth hormone (hGH) is used for the long-term treatment of children and adults with growth failure due to inadequate secretion of endogenous growth hormone. The primary indications it treats in children are growth hormone deficiency, kidney disease, Prader-Willi Syndrome and Turner’s Syndrome. In adults, the primary indications are replacement of endogenous growth hormone and the treatment of AIDS-induced weight loss.

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

In August 2011, we reported positive top-line results from a Phase II study of our longer-acting version of hGH, referred to as hGH-CTP. The objectives of the randomized open-label, multicenter Phase II trial were to measure the safety and tolerability of hGH-CTP in growth hormone deficient adults and to assess dose ranging and dose response in order to identify the dose range that will be targeted in the planned Phase III trial. The three main cohorts in the trial received a single weekly dose of hGH-CTP for a period of four weeks, containing 30%, 45% or 100% of the equivalent cumulative commercial hGH dose these patients would usually inject each day over the course of seven days (referred to as the “30%,” “45%” and “100%” cohorts, respectively.) The top-line data reflect results from 39 patients, with 13 patients in each cohort composed of 11 males and two females. The Phase II data showed that a single weekly injection of hGH-CTP has the potential to replace seven consecutive daily injections of currently hGH. In January 2012, we announced positive top-line results from a post-Phase II clinical study of hGH-CTP in growth hormone deficient adults. The data showed that two injections of hGH-CTP per month have the potential to replace 30 consecutive daily injections of currently marketed hGH.

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

Our Factor IX-CTP Program

In February 2012, we reported positive results from a comparative study of our biobetter longer-acting version of the hemophilia drug Factor VIIa (Factor VIIa-CTP) in hemophilic mice. The study was designed to measure the potential increase in survival rates, thrombin levels and in vivo recovery of Factor VIIa-CTP when compared with commercially available recombinant Factor VIIa. In vivo recovery is a pharmacokinetic parameter used by researchers that compares actual clotting activity post-dosing to anticipated clotting activity. The study showed that, compared to commercially available Factor VIIa, hemophilic mice receiving PROLOR’s Factor VIIa-CTP demonstrated:

•	a superior survival rate over a longer time period following a bleeding challenge;

•	superior and longer-lasting generation of thrombin, a key pro-clotting enzyme; and

•	significantly higher in vivo recovery.

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

Pursuant to our License Agreement with Washington University, we have obtained an exclusive license to the key CTP patents that have been issued by the U.S. Patent and Trademark Office – U.S. #5,712,122, U.S. #5,759,818 and U.S. #6,225,449. We believe these patents provide broad and comprehensive coverage of the CTP technology, and we intend to aggressively enforce our intellectual property rights if necessary. In addition, unrelated to the patents from Washington University, we have filed, and will likely continue to file, patent applications covering specific CTP-modified molecules and CTP innovations, such as configurations, compositions and methods. Seven of these patents, covering hGH (#7,553,940, # 8,097,435 and #8,114,836) , EPO (#7,553,941, #8,110,376), interferons (#8,048,848), and CTP platform (#8,048,849) have been issued by the U.S. Patent Office in 2009 and 2011.

Competition

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and developing therapeutic proteins with enhanced life spans. Several pharmaceutical companies, such as Amgen, Eli Lilly and Company (through its acquisition of Applied Molecular Evolution), Nektar Therapeutics, Flamel Technologies S.A., , Nautilus Biotech S.A. and Ambrx Inc. have marketed products or are involved with the development of therapeutic proteins with enhanced life spans.

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

We currently employ 25 full-time and two part-time employees, including seven with Ph.D. degrees and twelve with M.Sc. degrees, focused on research and development, and three focused on general management and business development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. All of our employees are located in Israel, and all of our research and development activities are conducted at the offices of Prolor Ltd.,, our Israeli subsidiary.

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

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials. It is highly likely that we will need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	funding laboratory testing, clinical and pre clinical trials;

•	research and development of new products;

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

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

We are a holding company that depends on cash flows from our wholly owned subsidiary to meet our obligations.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary. Accordingly, all our operations are conducted by Modigene Delaware, our wholly-owned subsidiary (and its wholly-owned subsidiary, Prolor Ltd.). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

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

The market price for our common stock has been extremely volatile (ranging from $3.11 per share to $6.75 per share during the 52-week trading period ended December 31, 2011. We expect that the market price of our common stock will continue to fluctuate significantly due to factors including, but not limited to, the following:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 5, 2012, there were 54,750,813 shares of our common stock outstanding and a total of 6,814,713 shares subject to outstanding options and warrants. On July 23, 2009, we issued 1,000,000 shares of our Series B preferred stock, all of which has been converted into common stock at a rate of two shares of common stock for each share of Series B preferred stock. Under the purchase agreement pursuant to which we issued the Series B preferred stock, we may, at our election, cause the investors party thereto to purchase from us up to an additional 4,000,000 shares of Series B preferred stock, which, if issued, would be initially convertible into 8,000,000 shares of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the NYSE Amex.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 5, 2012, there were 54,750,813 shares of our common stock outstanding. While our common shares trade on the NYSE Amex, our stock is thinly traded (approximately 0.2%, or 94,807 shares, of our stock traded on an average daily basis during the three months immediately preceding the date of this annual report on Form 10-K), and you may have difficulty in selling your shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.             Properties

Our executive offices and our research and development laboratory are located at 7 Golda Meir Street, Weizmann Science Park, Nes-Ziona, Israel 74140 and our phone number is (866) 644-7811. The facility is approximately 12,000 square feet. We pay a monthly lease of $17,000, for this space. This lease will expire on March 31, 2013.

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

Item 4.             Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the NYSE Amex under the symbol “PBTH” since March 29, 2010. During the 2010 period prior to March 29th, our common stock was quoted on the OTCBB. The table below sets forth, (i) for the periods indicated commencing from and after March 29, 2010, the high and low sales prices for our common stock on the NYSE Amex and (ii) for periods preceding March 29, 2010, the high and low bid prices for our common stock on the OTCBB. All OTCBB bid prices represent inter-dealer prices, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2011	$5.14	$3.11
September 30, 2011	$6.50	$3.95
June 30, 2011	$6.40	$4.06
March 31, 2011	$6.75	$4.55

December 31, 2010	$7.91	$5.80
September 30, 2010	$7.27	$5.50
June 30, 2010	$8.85	$3.65
March 31, 2010	$4.84	$2.15

Number of Holders

As of March 5, 2012, our common stock was held by 81 stockholders of record.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data
Revenues	—	—	—	—	—
Net Income (Loss)	$(15,063,055)	$(7,559,131)	$(7,484,718)	$(7,033,536)	$(3,313,203)
Net Income (Loss) per common share	$(0.29)	$(0.19)	$(0.21)	$(0.20)	$(0.12)

	AsofDecember31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Total Assets	$15,024,571	$26,813,109	$4,044,957	$8,325,489	$12,199,276
Current Liabilities	$2,218,612	$1,597,712	$75,655	$366,895	$294,354
Long-Term Obligations	$284,677	$220,838	$140,237	$90,732	$42,552

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

Plan of Operation

During 2012, the Company intends to continue the development of its primary clinical and preclinical programs. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, GMP production of compounds and clinical studies. The Company’s cash resources, including expected payments from the OCS are expected to be sufficient to maintain the Company’s operations through the fourth quarter of 2012. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is not expected to change.

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

Financial Statements in United States Dollars:  The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Prolor Ltd.’s operations are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars. The majority of our assets are held in the U.S.

Accordingly, the functional and reporting currency of the Company is the U.S. dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of Modigene Delaware and its wholly-owned subsidiary, Prolor Ltd.. Intercompany transactions and balances have been eliminated upon consolidation.

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

Property and Equipment: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%

Office furniture and equipment	6-15

Laboratory equipment	15

Computers and electronic equipment	33

Leasehold improvements	15

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized for the period from May 31, 2005 (inception date) to December 31, 2011.

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

Severance Pay: Under Israeli law and employment agreements with employees, the Company is required to pay severance payments to each employee residing in Israel who was employed by the Company for more than one year and was terminated by the Company or resigned under certain specified circumstances. The Company’s liability for these severance payments is covered mainly by deposits with insurance companies in the name of the employee and/or through insurance policies purchased by the Company. The liability related to these severance payments is calculated for each employee substantially on the basis of the latest salary for such employee multiplied by the number of years of employment as of the balance sheet date. The “Liability in Respect of Employees Severance Payments” included in the balance sheet represents the total amount due for such severance payments, while the “Assets held for employees’ severance payments” included in the balance sheet represents the Company’s contributions to insurance policies. The Company may make withdrawals from the funds only upon complying with the Israeli severance pay law or labor agreements.

Pursuant to the employment and consulting agreements entered into with certain of the Company’s named executive officers, upon retirement, such persons will be entitled to receive a lump-sum payment; therefore, the Company does not accumulate severance pay for those employees, and the sum will be expensed at a time when the Company has to pay such payments pursuant to the applicable agreements. Commencing July 1, 2009, all new employment agreements implement Section 14 of the Israeli Severance Pay Law, mandating that upon termination of such employees’ employment, the Company shall release to them all the amounts accrued in their respective insurance policies. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

Severance (income) expenses for the years ended December 31, 2011, 2010 and 2009 and the period from May 31, 2005 (inception date) through December 31, 2011 amounted to $22,800, $11,579, $(1,044), and $50,292, respectively.

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

Concentrations of Credit Risk: Financial instruments that potentially subjected the Company, Modigene Delaware and Prolor Ltd. to concentrations of credit risk consist principally of cash and cash equivalents.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000	-	-
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$24,082,566	$24,082,566	$-	$-
Short term deposits	1,439,269	1,439,269	-	-
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$25,624,767	$25,624,767	$-	$-

Royalty-bearing Grants: Royalty-bearing grants from the Government of Israel for participation in development of approved projects are recognized as a reduction of expenses as the related costs are incurred. Funding is recognized at the time Prolor Ltd. is entitled to such grants, on the basis of the costs incurred.

Research and development grants received by the Company reduced research and development expenses by $1,581,097, $1,383,806, $484,912 and $4,964,694 for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, respectively. Research and development grants receivable as of December 31, 2011 was $134,933.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding options and warrants excluded from the calculations of diluted loss per share was 9,858,735, 16,931,505, 9,572,278, and 7,913,428 for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, respectively.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 and Year Ended December 31, 2009

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

Revenue, if ever generated, will be recognized in accordance with ASC 605-10-S99, “Revenue Recognition”.  The Company will recognize revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Research and Development Expenses

The Company expects its research and development expenses to increase as it continues to develop its product candidates. Research and development expenses consist of:

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

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in order to realize the potential of its product candidates. For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, the Company incurred gross research and development expenses in the aggregate of $13,003,024, $6,603,589, $6,040,235 and $34,707,162, respectively. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increased product manufacturing and clinical trial expenses, an increase in salaries, stock-based compensation and consultants’ fees, as well as materials used in the clinical trials. In addition, rent expenses increased due to the Company’s move to new premises. The increase in expenses in 2010 as compared to 2009 was primarily due to an increase in stock-based compensation and depreciation expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses, for persons serving in the Company’s executive and administration functions. Other general and administrative expenses includes facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel and advances its research and development programs. For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, the Company incurred general and administrative expenses of $3,425,400, $2,457,043, $1,901,952 and $17,101,969, respectively. The increase in 2011 compared to 2010 resulted primarily to an increase in stock-based compensation expenses. The increase in 2010 compared to 2009 resulted primarily from stock-based compensation and an increase in professional services and other fees.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expenses on short term bank credit and loan; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel and Euro, in which a portion of the Company’s assets and liabilities are denominated, against the United States Dollar.

For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, the Company recorded gross financial (expenses) income of $(215,728), $117,695, $(27,443) and $420,257, respectively. The increase in financial expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to currency fluctuations on cash and cash equivalents and deposits denominated in New Israeli Shekels and Euros. Financial (expense) income for the years ended December 31, 2010 and 2009 resulted primarily from currency fluctuations on cash and cash equivalents and deposits denominated in New Israeli Shekels and Euros.

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

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, the Company’s stock-based compensation expenses were $1,920,926, $883,425, $728,341 and $10,000,136, respectively. The increase in stock-based compensation expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to an increased option value used for the calculation of the stock-based compensation for 500,000 options that were granted at the end of 2010, as compared to a lower option value for the 550,000 options granted in January 2010. The increase in stock-based compensation expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to 550,000 new options granted at the beginning of 2010 compared to 375,500 granted at the beginning of 2009, as well as a higher option value used for the calculation of stock-based compensation.

Cash Flows

For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, net cash used in operations was $11,969,986, $6,243,222, $5,892,390 and $33,920,728, respectively. The increase in research and development expenses in 2011 as compared to 2010 was primarily due to increased product manufacturing and clinical trial expenses and an increase in salaries, stock-based compensation and consultants’ fees, as well as materials used in the clinical trials. In addition, rent expenses increased due to the Company's move to new premises.

For the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, net cash (used in) provided by investing activities was $480,255, $(1,672,814), $(103,842) and $(2,354,235), respectively. The increase in net cash provided by investing activities for 2011 as compared to 2010 resulted primarily from release of cash investments in short-term bank deposits, which were held mostly in US dollars. The increase in net cash used by investing activities for 2010 as compared to 2009 resulted primarily from the deposit of cash investments in short-term bank deposits, which were held mostly in US dollars.

For the years ended December 31, 2011, 2010, and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, net cash provided by financing activities was $668,852, $28,541,200, $2,017,580 and $49,536,650, respectively. The decrease for 2011 as compared to 2010 resulted from our issuance of shares of common stock during 2010 as well as a decrease in proceeds from options and warrants exercised in 2011 compared to 2010. The increase for 2010 as compared to 2009 resulted from the issuance of shares of common stock during 2010, as well as from option and warrant exercises.

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

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2012. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our anticipated clinical trials. We do not anticipate that we will generate product revenues for at least the next several years. In the absence of additional funding, we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions proves to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We may seek to issue equity or debt securities or obtain a credit facility from one or more financial institutions. The sale of equity or convertible debt securities may result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2011 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Long-term debt	—	—	—	—	—
Other long term liabilities reflected in the balance sheet	$284,677	—	—	—	$284,677
Total	$284,677	—	—	—	$284,677

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations for the years ended December 31, 2011, 2010 or 2009, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2012.

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had a material effect on our results of operations for the year ended December 31, 2011 but did not have a material effect for years ended December 31, 2010 or 2009. We do not purchase forward contracts to secure foreign exchange potential profits and losses.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its consolidated results of operation and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8.             Financial Statements and Supplementary Data

The financial statements required by this Item 8 are filed herewith commencing on page F-1 hereto and are incorporated herein by reference.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the year ended December 31, 2011, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Yarel + Partners, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion thereon.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 11.          Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

Item 14.          Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

3.     Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2007 and incorporated by reference herein.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.5	Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

Exhibit	Description

4.6	Certificate of Designation of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

4.7	Specimen Certificate for Series B Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.1+	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.2+	Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.3+	Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.4+	Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.5+	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.6+	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.7+	Third Amendment to Employment Agreement between the Company and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.8+	Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.9+	First Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.10+	Second Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.11+	Consulting Agreement between Prolor Ltd. and Dr. Fuad Fares, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.12+	First Amendment to Consulting Agreement between Modigene Inc. and Dr. Fuad Fares, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.13+	Modigene Inc. 2005 Stock Incentive Plan, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.14+	Modigene Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.12 to our Annual Report on Form 10-KSB filed with the SEC on March 26, 2008 and incorporated by reference herein.

10.15+	Form of Stock Option Agreement under the 2005 Stock Incentive Plan, filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.16+	Form of Stock Option Agreement under the 2007 Equity Incentive Plan, filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

Exhibit	Description

10.17	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University, filed as Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.18	Form of Clinical Advisory Panel Agreement, filed as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.19	Form of Scientific Advisory Board Agreement, filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.20	Series B Convertible Preferred Stock Purchase Agreement, dated July 22, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.21+	Third Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.22+	Fourth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.23	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

10.24	Form of Lockup Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 17, 2010 and incorporated by reference herein.

10.25+	Fourth Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.26+	Fifth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.27+	Fifth Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

21*	Subsidiaries of PROLOR Biotech, Inc.

23.1*	Consent of Yarel + Partners

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

*         Filed herewith.

+         Compensation plan or arrangement or management contract.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

PROLOR Biotech, Inc.

By:	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer	March 15, 2012
Abraham Havron	(Principal Executive Officer) and Director

/s/ Steve Schaeffer	Chief Financial Officer	March 15, 2012
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fuad Fares	Director
Fuad Fares		March 15, 2012

/s/ Phillip Frost	Director
Phillip Frost		March 15, 2012

/s/ Marian Gorecki	Director
Marian Gorecki		March 15, 2012

Director
Jane Hsiao

/s/ Shai Novik	President and Director
Shai Novik		March 15, 2012

/s/ Steven Rubin	Director
Steven Rubin		March 15, 2012

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

AND THE THREE YEARS ENDED DECEMBER 31, 2011

IN U.S. DOLLARS

F-1

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

AND THE THREE YEARS ENDED DECEMBER 31, 2011

IN U.S. DOLLARS

F-2

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,261,687	$24,082,566
Short term deposits	139,000	1,439,269
Accounts receivable and prepaid expenses	329,244	642,392
Restricted cash	98,685	28,562
Total Current Assets	13,828,616	26,192,789
Long Term Assets:
Property and equipment, net	898,254	350,284
Assets held for employees’ severance payments	234,385	193,346
Restricted cash	58,858	74,370
Long term deposits	4,458	2,320
Total Long Term Assets	1,195,955	620,320
Total Assets	$15,024,571	$26,813,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$358,803	$37,171
Related parties payable	221,339	207,306
Accrued expenses and other liabilities	1,638,470	1,353,235
Total Current Liabilities	2,218,612	1,597,712
Liability in Respect of Employees Severance Payments	284,677	220,838
Commitments and Contingent Liabilities
Stockholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding on December 31, 2011 and 2010, respectively	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 54,565,358 and 54,116,628 shares issued and outstanding on December 31, 2011 and 2010, respectively	545	541
Additional paid-in capital	62,167,748	59,577,974
(Deficit) accumulated during the development stage	(49,647,011)	(34,583,956)
Total Stockholders’ Equity	12,521,282	24,994,559
Total Liabilities and Stockholders’ Equity	$15,024,571	$26,813,109

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2011	2010	2009	2011

Revenues	$-	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	-	(3,222,831)
Research and development, net	(11,421,927)	(5,219,783)	(5,555,323)	(29,742,468)
General and administrative	(3,425,400)	(2,457,043)	(1,901,952)	(17,101,969)

Operating (loss)	(14,847,327)	(7,676,826)	(7,457,275)	(50,067,268)
Financial (expenses) income, net	(215,728)	117,695	(27,443)	420,257

Net (loss)	$(15,063,055)	$(7,559,131)	$(7,484,718)	$(49,647,011)

(Loss) per share (basic & diluted)	$(0.29)	$(0.19)	$(0.21)	$(1.54)

Weighted average number of shares outstanding	51,960,929	40,030,008	35,549,083	32,229,637

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2011

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Balance as of May 31, 2005 (date of inception)	-	$-	$-		$-	$-	$-	$-

Issuance of common stock	-	-	3,506,527	35	2,896,589	-	-	2,896,624
Issuance of common stock and options in conjunction with the acquisition of Prolor BioTech Ltd.	-	-	3,788,632	38	2,628,528	-	-	2,628,566

Contributed capital	-	-	5,704,668	57	-	-	-	57

Stock-based compensation	-	-	-	-	3,514,369	-	-	3,514,369

Deferred compensation on restricted shares to non-employees	-	-	588,725	6	362,591	(347,004)	-	15,593

Stock-based compensation related to options granted to non employees	-	-	-	-	76,885	-	-	76,885

Net (loss)	-	-	-	-	-	-	(6,977,419)	(6,977,419)

Balance as of December 31, 2005	-	-	13,588,552	136	9,478,962	(347,004)	(6,977,419)	2,154,675

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2011

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

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2011

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2011

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of common stock	-	-	10,827,420	109	26,876,575	-	-	26,876,684

Conversion of Preferred stock	(1,800,000)	(18)	6,167,780	62	(44)	-	-	-

Options exercised	-	-	594,625	5	868,678	-	-	868,683

Warrants exercised	-	-	957,786	10	795,823	-	-	795,833

Stock-based compensation on options		-	-	-	883,425	-	-	883,425

Net (loss)	-	-	-	-	-	-	(7,559,131)	(7,559,131)

Balance as of December 31, 2010	-	-	54,116,628	541	59,577,974	-	(34,583,956)	24,994,559

Options exercised	-	-	205,451	2	344,303	-	-	344,305

Contributed profit from shareholder's transactions		-	-	-	17,012	-	-	17,012

Warrants exercised	-	-	243,279	2	307,533	-	-	307,535

Stock-based compensation on options		-			1,920,926	-	-	1,920,926

Net (loss)	-	-			-	-	(15,063,055)	(15,063,055)

Balance as of December 31, 2011	-	$-	54,565,358	$545	$62,167,748	$-	$(49,647,011)	$12,521,282

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2011	2010	2009	2011
Cash flows from operating activities
Net (loss)	$(15,063,055)	$(7,559,131)	$(7,484,718)	$(49,647,011)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	174,027	86,960	78,509	459,929
In-process research and development write-off	-	-	-	3,222,831
Stock-based compensation	1,920,926	883,425	728,341	10,000,136
Liability in respect of employees severance payments	63,839	80,601	49,505	284,677
Decrease (increase) in accounts receivable and prepaid expenses	313,148	(557,112)	327,235	(328,967)
Increase (decrease) in trade payables	321,632	(30,289)	(59,401)	348,699
Increase in related parties payable	14,033	3,723	152,209	221,339
Long term deposit exchange rate differences	229	(22)	(22)	185
Increase in accrued expenses and other liabilities	285,235	848,623	315,952	1,517,454
Net cash (used in) operating activities	(11,969,986)	(6,243,222)	(5,892,390)	(33,920,728)

Cash flows from investing activities
Purchase of property and equipment	(721,997)	(152,929)	(52,651)	(1,343,827)
Payment for the acquisition of Prolor Ltd.	-	-	-	(474,837)
Assets held for employees’ severance payments	(41,039)	(69,022)	(50,549)	(234,385)
Long term deposit	(2,367)	(392)	10	(4,643)
Short term deposit	1,300,269	(1,439,269)	-	(139,000)
Restricted cash	(54,611)	(11,202)	(652)	(157,543)
Net cash provided by (used in) investing activities	480,255	(1,672,814)	(103,842)	(2,354,235)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

U.S. dollars in thousands

					Period from
					May 31, 2005
					(date of inception)
	Year ended December 31,				to December 31,
	2011	2010	2009		2011
Cash flows from financing activities
Short term bank credit	-	-		-	(2,841)
Proceeds from loans	-	-		-	(173,000)
Principal payment of loans	-	-		-	173,000
Proceeds from exercise of options	344,305	868,683		17,580	1,230,693
Contributed profit from shareholder's transactions	17,012	-		-	17,012
Proceeds from exercise of warrants	307,535	795,833		-	1,103,368
Proceeds from issuance of shares	-	26,876,684		2,000,000	47,188,418
Net cash provided by financing activities	668,852	28,541,200		2,017,580	49,536,650
Increase (decrease) in cash and cash equivalents	(10,820,879)	20,625,164		(3,978,652)	13,261,687
Cash and cash equivalents at the beginning of the period	24,082,566	3,457,402		7,436,054	-
Cash and cash equivalents at the end of the period	$13,261,687	$24,082,566		$3,457,402	$13,261,687

Non cash transactions:
Cashless exercise of 169,361 and 917,421 outstanding stock warrants to 123,014 and 625,797 shares of common stock	$1	$6	$		$7
Conversion of preferred stock to common stock	$-	$18		$-	$18
Employee options exercised to shares of common stock	$-	$-		$-	$140
Issuance of common stock in reverse acquisition	$-	$-		$-	$73

Additional information:
Cash paid for income taxes	$-	$-		$-	$-
Cash paid for interest expense	$-	$-		$57,755	$353,736

Payment for the acquisition of Prolor Ltd.:
Issuance expenses	$-	$-		$-	$(356,979)
Loan granted by the Company to Prolor Ltd.	-	-		-	(497,575)
Cash at date of acquisition in Prolor Ltd.	-	-		-	379,717
	$-	$-		$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-	GENERAL

	a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company utilizing exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor BioTech Ltd. (“Prolor Ltd.”), formerly named ModigeneTech Ltd.

b.

The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $49,647,011 through December 31, 2011. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company is entitled to receive R&D grants from the Israeli government on approved projects during the year 2012. The Company believes that its current cash sources with the anticipated R&D grants will enable the continuance of the Company’s activities for at least a year with no need for additional fundraising.

	c.	On May 9, 2007, Modigene Inc., a Delaware corporation, Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and the Company entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Inc. with Modigene Inc. remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization. The Company has continued the business operations of Modigene Inc. as a publicly-traded company under the name Prolor Biotech, Inc. In the Merger, the stockholders of Modigene Inc. received a total of 13,588,552 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), in exchange for all of their shares of common stock of Modigene Inc. Pursuant to the Merger Agreement, the Company became the holding company of Modigene Inc. and Prolor Ltd. Contemporaneously with the closing of the Merger, the Company split off its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-	GENERAL (continued)

d.

In December 2005, Modigene Inc. acquired all of the outstanding shares of Prolor Ltd., an Israeli-based corporation, in consideration for shares of common stock of Modigene Inc. The fair value of the common stock issued and the options granted for the acquisition was $2,628,566.

In connection with the transaction, Modigene Inc. also issued shares of common stock, valued at $3,514,426, to Modigene Inc.’s founders for their services as the agents in the transaction.

The acquisition was accounted for as an acquisition of a group of assets that does not constitute a business and no goodwill was recognized.

The know-how purchased in the amount of $3,222,831 has not yet reached technological feasibility and had no alternative future use other than the technological indications for which it was in development. Accordingly, the entire amount representing the know-how was recorded as in-process research and development and accordingly was immediately expensed in the consolidated statement of operations on the acquisition date. Following the acquisition of Prolor Ltd., Prolor Ltd. became a wholly-owned subsidiary of Modigene Inc. The financial statements of Prolor Ltd. were consolidated with the accounts of Modigene Inc, commencing December 14, 2005.

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
The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Prolor Ltd.’s operations are currently conducted in Israel. Most of the Israeli expenses are currently determined in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars.
Accordingly, the functional and reporting currency of the Company is the dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

	d.	Comprehensive Income (Loss):
Accounting guidance requires financial statements to include the reporting of comprehensive income (loss), which includes net income (loss) and certain transactions that have generally been reported in the statement of stockholders’ equity. The Company’s comprehensive loss consists of net loss.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Modigene Inc. and Prolor Ltd.

Intercompany transactions and balances, have been eliminated upon consolidation.

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
Bank deposits with maturities of more than three months and up to one year were included in short-term bank deposits. As of December 31, 2011 most of the bank deposits were held in NIS and bore interest at a weighted average annual interest rate of 2.7%. The deposits are presented at their cost, including accrued interest.

	i.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability. Restricted cash is classified as short and long term according to the restriction terms.

	j.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2011 and 2010, the Company has not accrued an allowance for uncollectible accounts.

	k.	Property and equipment:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

%
Office furniture and equipment	6 - 15
Laboratory equipment	15
Computers and electronic equipment	33
Leasehold improvements	15

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
Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) through December 31, 2011.

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

Commencing July 1, 2009 all new employment agreements implement Section 14 of the Israeli Severance Pay Law, mandating that upon termination of such employees’ employment, the Company shall release to them all the amounts accrued in their insurance policies. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

Severance (income) expenses for the years ended December 31, 2011, 2010 and 2009 and the period from May 31, 2005 (inception date) through December 31, 2011 amounted to $22,800, $11,579, $(1,044), and $50,292, respectively.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	q.	Concentrations of credit risk (continued):
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
As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000	-	-
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	r.	Fair value measurements (continued):

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$24,082,566	$24,082,566	$-	$-
Short term deposits	1,439,269	1,439,269	-	-
Restricted cash	102,932	102,932	-	-
Total assets at fair value	$25,624,767	$25,624,767	$-	$-

s.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time Prolor Ltd. is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. Research and development grants received by the Company reduced research and development expenses by $1,581,097, $1,383,806, $484,912 and $4,964,694 for the years ended December 31, 2011, 2010 and 2009 and the period from May 31, 2005 (inception date) through December 31, 2011, respectively. Research and development grants receivable as of December 31, 2011 were $134,933.

t.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding convertible preferred stock, restricted stock, share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of ordinary shares related to outstanding convertible preferred stock, restricted stock, options and warrants excluded from the calculations of diluted loss per share were 9,858,735, 16,931,505, 9,572,278 and 7,913,428 for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011, respectively.

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
In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its consolidated results of operation and financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this guidance; however, since this update affects disclosures only, it is not expected to have a material impact on the Company's consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	w.	Reclassification
The Company has made reclassifications to the prior years' financial statements to conform to the current year's presentation of Cash and Cash Equivalents. These reclassifications had no effect on the Company's Statement of Operations or Shareholders' Equity.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2011	2010
Israeli government authorities	$271,219	$402,662
Prepaid expenses	58,025	232,539
Other	-	7,191
	$329,244	$642,392

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2011	2010
Cost:
Office furniture and equipment	$39,570	$25,039
Computers and electronic equipment	131,723	90,538
Laboratory equipment	773,174	458,616
Leasehold improvements	351,723	76,975
	1,296,190	651,168
Accumulated depreciation:
Office furniture and equipment	6,170	4,503
Computers and electronic equipment	83,236	59,616
Laboratory equipment	280,347	191,897
Leasehold improvements	28,183	44,868
	397,936	300,884
Depreciated cost	$898,254	$350,284

Depreciation expenses for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (inception date) through December 31, 2011 were $174,027, $86,960, $78,509 and $459,929, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2011	2010
Employees and payroll accruals	$183,761	$155,922
Accrued expenses	1,454,709	1,197,313
	$1,638,470	$1,353,235

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

	a.	Prolor Ltd. is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products developed in the framework of projects in which the Israeli Government paid a portion of the expenses. Under the terms of the funding received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus interest at the rate of LIBOR. As of December 31, 2011, no royalties had been paid or accrued. The Company is committed to the Chief Scientist to keep the know-how and production rights in the framework of the abovementioned projects under Prolor Ltd.’s possession.

	b.	In February 2007, the Company entered into a license agreement with Washington University, amending a prior license agreement. Pursuant to the new License Agreement, Washington University granted the Company an exclusive license to certain patents necessary to the Company for its developments. Under the License Agreement, the Company has the right to sub-license the licensed patents. The License Agreement terminates in 2018 when the last of the patents licensed to the Company under the License Agreement expires, unless terminated earlier.

Under the License Agreement, the Company was required to pay an initial fee of $100,000. In addition, the Company is required to pay annual license maintenance fees of $30,000 (payable until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments. Pursuant to the License Agreement, the Company is also responsible for milestone payments of $15,000 for each molecule at investigational new drug application filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

	c.	On December 30, 2010, Prolor Ltd. entered into a definitive license agreement with Yeda Research and Development Company Ltd., the technology transfer and commercial arm of the Weizmann Institute of Science ("Yeda"), for novel technology utilized in the development of long-acting therapeutic peptides and small molecules. The Company has been developing, under a limited option-to-license agreement from Yeda, a long-acting drug compound using this technology and the Company has exercised its option to license the technology. The definitive license agreement has an expanded scope and includes all therapeutic indications, with the exception of hemophilia and insulin. The license will remain in force in each of Israel and the United States with respect to each product until the later of: (1) the date of expiry of the last of the patents; or (2) the expiry of a continuous period of 15 years during which there shall not have been a commercial sale of any product in any of the countries as detailed in the agreement.

In consideration for the grant of the license, the Company has paid and will pay Yeda: (1) on the date of signature of the agreement $75,000; (2) an annual license fee until the date of expiry of the last of the patents, in the amount of $10,000 for the period until December 31, 2015, and $15,000 in respect of each annual period thereafter; (3) a royalty of 3.5% of net future sales by or on behalf of the Company or any sublicensees or any distributors, or a reduced % provided by certain conditions defined in the agreement; and (4) 30% of all sublicensing receipts, or a reduced percentage provided by the fulfillment of certain conditions defined in the agreement with a deduction of obligatory payments to the OCS and others as defined in the agreement.

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

	d.	On October 3, 2011 the Company entered into a R&D Service Agreement for a total consideration of €2,268,000 ($2,931,068) to be paid in installments until July 2012, the end of the service period. A sum of €399,324 ($516,070) was paid as of December 31, 2011. In case of cancelation of the agreement by the Company, the Company may have to pay up to 100% of its obligations under the agreement price depending on the cancellation date and circumstances.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)
	e.	Operating leases:
Prolor Ltd. rents its offices under a lease operating agreement. Aggregate minimum rental commitments, under non-cancelable leases, as of December 31, 2011, are as follows:

Year ended December 31,
2012	$202,957
2013	50,739
$253,696

Rent expenses for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (date of inception) to December 31, 2011 were $323,312, $113,335, $107,129 and $811,369, respectively.

NOTE 7:-	CONSULTING AND EMPLOYMENT AGREEMENTS WITH RELATED PARTIES

	a.	The Company entered into a consulting agreement with its Chief Executive Officer (“CEO”), pursuant to which he serves as the Company’s CEO on a part-time basis at an annual compensation rate of $270,000 and an annual cash bonus target of up to $60,000. The consulting agreement is extended yearly by mutual agreement of the parties. Either party may terminate the agreement on 30 days prior notice; however, if the Company terminates the agreement for any reason other than the CEO’s material breach, the CEO will be entitled to a lump sum severance payment of $40,000.

	b.	The Company entered into an employment agreement with its President. The term of the employment is automatically extended for one-year terms on each one-year anniversary of the agreement, unless either party gives written notice of an election not to renew the agreement. The President’s annual base salary under the agreement is $290,000. In addition, the President will be entitled to an annual cash bonus of up to $85,000 based on corporate and personal milestones, along with equity performance awards, each as determined by the compensation committee of the Board. If the President voluntarily terminates his employment (other than in connection with a change of control and certain other reasons), he will be entitled to payment of only his base salary through the date of termination. However, if the President terminates the agreement as the result of a material breach by the Company, he will be entitled to payment of his base salary over a 12-month period following the termination, plus the value of any accrued benefits. If the Company terminates the employment other than for cause (as defined in the agreement), or if the term expires and is not renewed by the Company, the President will be entitled to receive an amount equal to his then-current base salary over the 12-month period plus the value of accrued benefits and a pro-rata portion of the current year’s performance bonus. If the President is terminated for cause, then he will be entitled to receive only any

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 7:-	CONSULTING AND EMPLOYMENT AGREEMENTS WITH RELATED PARTIES (continued)
	b.	amounts that were due and owing to him at the time of such termination. If either (a) the President terminates his employment for good reason (as defined in the agreement) or (b) the Company terminates the employment within 12 months of a change in control (as defined in the agreement), then the President will be entitled to receive a lump-sum payment equal to the lesser of (i) his base salary for 12 months and (ii) his base salary for the remainder of the term, and all unvested stock options will immediately vest and be exercisable.

	c.	The Company entered a consulting agreement with its Chief Scientific Officer (“CSO”), the consulting agreement is extended yearly by mutual agreement of the parties. Under the agreement, the Company shall pay the CSO an annual consulting fee of $36,000 and milestone payments of up to $102,000 upon successful completion of the milestones, as determined by the agreement. As of December 31, 2010 no milestone payments had been paid or accrued. Upon the Company’s termination of this agreement, the Company shall pay the CSO a lump sum of $18,000.

	d.	The Company entered into an employment agreement with the Chief Operating Officer ("COO") of the Company’s wholly-owned subsidiary, Prolor Ltd. The COO's employment term is automatically extended for one-year term on December 14 of every year unless either party gives written notice, no less than 90 days prior to the end of the then-current term, of an election not to renew the agreement. The COO’s current annual base salary is $145,000. In addition, he is entitled to an annual cash bonus of up to $50,000, based on corporate and personal milestones, along with equity performance awards, each as determined by the Board.

NOTE 8:-	STOCKHOLDERS’ EQUITY
a.

The Company's shares are listed for trading on the NYSE Amex and on the Tel-Aviv Stock Exchange.

As of December 31, 2011, and 2010 there were 54,565,358 and 54,116,638 shares of Common Stock issued and outstanding with a stated par value of $0.00001 per share.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued):
	c.	Common Stock 2011 Transactions

During the year ended December 31, 2011 the Company issued 205,451 shares of Common Stock in connection with an exercise of:

85,119 stock options at a price of $2.50 per share; 85,332 stock options at a price of $0.879 per share; 25,000 stock options at a price of $2.00 per share; 10,000 stock options at a price of $0.65 per share.

In addition, the Company issued 120,265 shares of Common Stock in connection with a cashless exercise of 169,361 outstanding stock warrants and 123,014 shares of Common Stock in connection with an exercise of 123,014 warrants at a price of $2.50 per share.

	d.	Common Stock 2010 Transactions

During the year ended December 31, 2010 the Company issued 594,625 shares of Common Stock in connection with an exercise of:

262,210 stock options at a price of $0.879 per share; 50,000 stock options at a price of $2.00 per share; 9,331 stock options at a price of $1.50 per share; 150,000 stock options at a price of $2.25 per share; 85,323 stock options at a price of $1.32 per share; 12,761 stock options at a price of $0.90 per share ; 25,000 stock options at a price of $2.50 per share.

In addition, the Company issued 625,797 shares of Common Stock in connection with a cashless exercise of 917,421 outstanding stock warrants and 21,061 shares of Common Stock in connection with an exercise of 21,061 warrants at a price of $0.88 per share and 310,928 shares of Common Stock in connection with an exercise of 310,928 warrants at a price of $2.50 per share.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued):

d.	Common Stock 2010 Transactions (continued):

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

e.	Stock Transactions From May 31, 2005 (Date of Inception) to December 31, 2009
In the period from May 31, 2005 (Date of Inception) to December 31, 2009 the Company issued 447,132 shares of Common Stock in connection with an exercise of 447,132 stock options at a total price of $17,719.

On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of related parties of the Company (the “Investors”), pursuant to which the Investors purchased on July 23, 2009 1,000,000 shares (the “Shares”) of the Company’s 10% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share, at a purchase price of $2.00 per share, (two-time the average closing price of the Common Stock as reported on the OTCBB during the thirty day period immediately preceding July 22, 2009, rounded up to $1.00), for a total consideration of $2,000,000. Under the purchase agreement pursuant to which the Series B preferred stock were issued, the Company may, at its election, cause the investors to purchase up to an additional 4,000,000 shares of Series B preferred stock, at any time prior to the middle of 2013, which, if issued, would be initially convertible into 8,000,000 shares of the Company's common stock.

On May 20, 2010 all 1,000,000 issued and outstanding shares of Series B Preferred Stock were converted into 2,167,780 shares of common stock, par value $0.00001 per share for no additional consideration.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

e.	Stock Transactions From May 31, 2005 (Date of Inception) to December 31, 2009

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

	f.	Stock warrants:
A summary of the warrants granted is as follows:

	December 31, 2011
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the year	2,300,231	$2.144
Exercised	(216,673)	$2.500
Exercised	(75,702)	$0.880
Outstanding and exercisable at the end of the year	2,007,856	$2.153

	December 31, 2010
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the year	3,558,924	$2.181
Exercised	(1,062,368)	$2.500
Exercised	(196,325)	$0.880
Outstanding and exercisable at the end of the year	2,300,231	$2.144

Proceeds from exercise of 292,375 and 1,258,693 warrants into 243,279 and 957,786 shares in the years ended December 31, 2011 and 2010, were $307,535 and $795,833, respectively.

Total aggregate intrinsic value of warrants outstanding as of December 31, 2011 was $4,249,335.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)

	g.	Stock options:
1.

As of December 31, 2011 the Company has two stock option plans under which, outstanding stock options to purchase 1,156,797 shares were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 4,146,108 shares were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).

The Company has issued the maximum number of shares authorized under the 2005 Plan.

On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of common stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares, of which 4,389,819 stock options have been awarded.

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC No. 718 “Compensation – stock compensation”.

The fair value of the stock options is estimated based upon grant date fair value using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	Options granted under 2005 Plan
	Granted 2005	Granted 2006	Granted 2009
Expected dividend yield	$0.00	$0.00	$0.00
Average Expected volatility	85%	85%	117%
Average Risk-free interest rate	4.41%	4.63%	0.01%
Weighted average expected option term (years)	8.05	7.90	7.00
Weighted grant date average fair value	$0.41	$0.66	$0.50

	Options granted under 2007 Plan
	Granted 2007	Granted 2008	Granted 2009	Granted 2010	Granted 2011

Expected dividend yield	$0.00	$0.00	$0.00	$0.00	$0.00
Average Expected volatility	85%	79%	117%	85%	51.61%
Average Risk-free interest rate	4.67%	2.90%	0.01%	0.3%	0.18%
Weighted average expected option term (years)	9.19	9.94	7.00	7.00	5.96
Weighted grant date average fair value	$1.02	$0.72	$0.53	$2.88	$2.78

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)
	g.	Stock options: (continued)
		2.	A summary of the stock options granted under the 2005 and 2007 Plans is as follows:

	December 31, 2011
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	5,134,346	$1.80
Forfeited	(10,000)	$6.23
Exercised	(205,451)	$1.68
Granted under the 2007 plan	189,000	$6.23
Granted under the 2007 plan	195,000	$5.05
Outstanding at the end of the year	5,302,895	$2.07
Options exercisable	3,550,960	$1.30

	December 31, 2010
	Number of Options	Weighted average Exercise Price

Outstanding at the beginning of the year	4,785,439	$1.11
Forfeited	(106,468)	$2.24
Exercised	(594,625)	$1.46
Granted under the 2007 plan	500,000	$2.40
Granted under the 2007 plan	500,000	$6.47
Granted under the 2007 plan	50,000	$2.35
Outstanding at the end of the year	5,134,346	$1.80
Options exercisable	2,870,559	$1.14

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-	STOCKHOLDERS’ EQUITY (continued)
	g.	Stock options: (continued)
		3.	The options outstanding as of December 31, 2011 have been separated by exercise prices, as follows:

		Average Remaining		Intrinsic Value	Fair Value at Date of Grant
Exercise Price	# of Options Outstanding	Contractual Life (years)	# of Options Exercisable	of Options Outstanding	of Options Outstanding
$0.65	365,000	7.1	264,167	$3.62	$0.53
$0.88	897,932	4.3	897,932	$3.39	$0.59
$0.90	1,937,239	6.17	1,452,929	$3.37	$0.74
$0.93	25,000	6.18	25,000	$3.34	$0.74
$1.32	93,855	4.51	93,855	$2.95	$0.64
$1.50	121,169	6.32	115,877	$2.77	$0.58
$2.00	400,000	5.36	400,000	$2.27	$1.52
$2.50	38,700	3.5	38,700	$1.77	$0.89
$2.35	50,000	8.02	12,500	$1.92	$1.98
$2.40	500,000	8.04	125,000	$1.87	$2.00
$6.47	500,000	9.01	125,000	-	$3.84
$6.23	179,000	9.04	-	-	$3.67
$5.47	195,000	9.60	-	-	$2.09
	5,302,895		3,550,960

4.	Stock-based compensation expenses for the years ended December 31, 2011, 2010 and 2009 and for the period from May 31, 2005 (date of inception) through December 31, 2011 were $1,920,926, $883,425, $728,341 and $10,000,136, respectively. Stock-based compensation for the period from May 31, 2005 (date of inception) through December 31, 2011 include stock-based payments in the acquisition of Prolor Ltd. and deferred compensation on restricted shares in the amount of $3,876,960.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9:-	INCOME TAXES
	a.	Losses for tax purposes:
Carry-forward tax losses of the Company and Modigene Inc. total approximately $3.7miliion as of December 31, 2011. Prolor Ltd.’s Carry-forward tax losses as of December 31, 2011 were $25.3 million which may be carried forward and offset against taxable income of Prolor Ltd. in the future for an indefinite period.

	b.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.
As of December 31, 2011, the Company has provided full valuation allowance in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

NOTE 10:-	RESEARCH AND DEVELOPMENT EXPENSES, NET

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2011	2010	2009	2011

Salaries and related amounts	$2,085,448	$1,555,148	$1,169,517	$7,556,559
Consultants	1,081,909	596,401	224,436	4,342,913
Clinical trails	7,202,654	2,804,199	3,328,386	15,133,980
Materials	1,521,960	969,735	915,582	4,607,254
Rent and maintenance	348,072	139,608	104,507	833,513
Depreciation and other expenses	762,981	538,498	297,807	2,232,943
Research and development expenses	13,003,024	6,603,589	6,040,235	34,707,162
Less – Government grants and participation	(1,581,097)	(1,383,806)	(484,912)	(4,964,694)
	$11,421,927	$5,219,783	$5,555,323	$29,742,468

As for the Company’s government grants and participation – see note 2s.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-	GENERAL AND ADMINISTRATIVE EXPENSES

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2011	2010	2009	2011
Salaries and related amounts	$1,021,841	$848,384	$733,771	$4,033,470
Stock based compensation to directors	1,222,641	690,234	632,589	4,211,923
Professional services and other fees	698,858	778,629	466,048	3,709,497
Other	482,060	139,796	69,544	5,147,079
	$3,425,400	$2,457,043	$1,901,952	$17,101,969

NOTE 12:-	FINANCIAL (EXPENSES) INCOME, NET

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2011	2010	2009	2011
Financial income	$123,378	$50,932	$35,559	$1,045,752
Financial (expenses)	(26,009)	(13,538)	(15,612)	(169,570)
Exchange rate differences gain (loss)	(313,097)	80,301	(47,390)	(455,925)
	$(215,728)	$117,695	$(27,443)	$420,257

NOTE 13:-	SUBSEQUENT EVENTS

Subsequent to December 31, 2011 and through March 5, 2012, 185,455 new common shares were issued in connection with the exercise of outstanding warrants and options.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTE 14:-	SELECTED QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial information is as follows:

	For the three months ended
	March 31,	June 30,	September 30	December 31,

2011:
Revenues	$-	$-	$-	$-
Operating (loss)	$(3,744,157)	$(3,255,161)	$(2,934,577)	$(4,913,432)
Net (loss)	$(3,466,977)	$(3,089,931)	$(3,484,473)	$(5,021,674)

(Loss) per share (basic & diluted)	$(0.08)	$(0.07)	$(0.06)	$(0.09)
	43,359,771	43,408,866	54,341,742	54,531,130
2010:
Revenues	$-	$-	$-	$-
Operating (loss)	$(1,487,927)	$(1,487,958)	$(1,755,429)	$(2,945,512)
Net (loss)	$(1,554,358)	$(1,728,617)	$(1,390,891)	$(2,885,265)

(Loss) per share (basic & diluted)	$(0.04)	$(0.05)	$(0.03)	$(0.07)
	35,730,803	38,260,987	42,931,281	43,195,099

