Form 10-K/A
period 2011-12-31
PROLOR Biotech, Inc.
filed 2012-03-23
CIK 1268659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K/A

(Amendment No. 1)

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

INDEX AND CROSS REFERENCE SHEET

i

EXPLANATORY NOTE

PROLOR Biotech, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original 10-K”), which was filed on March 15, 2012. This Amendment is being filed solely to include the Company’s independent auditor’s report, which was unintentionally omitted from the Original 10-K.

Except for the foregoing, the Original 10-K remains unchanged; furthermore, nothing contained in this Amendment No. 1 reflects events occurring after the date on which the Company filed the Original 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

PROLOR Biotech, Inc.

By:	/s/ Abraham Havron
Abraham Havron
Chief Executive Officer

Date: March 21, 2012

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

AS OF DECEMBER 31, 2011 AND 2010

AND THE THREE YEARS ENDED DECEMBER 31, 2011

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prolor Biotech Inc.

We have audited the accompanying balance sheets of Prolor Biotech Inc. ("the Company") as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three years period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three years period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion.

Yarel + Partners

Tel-Aviv, Israel

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prolor Biotech Inc.

We have audited Prolor Biotech Inc.’s ("the Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of the Company, and our report dated March 9, 2012 expressed an unqualified opinion.

Yarel + Partners

Tel-Aviv, Israel

March 9, 2012

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

