Form 10-Q
period 2012-03-31
PROLOR Biotech, Inc.
filed 2012-05-04
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to __________

Commission file number:    000-52691

PROLOR BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Golda Meir Street Weizmann Science Park
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 27, 2012, there were 55,418,066 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED MARCH 30, 2012

PART I  – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,250,304	$13,261,687
Short term deposits	1,884,464	139,000
Accounts receivable and prepaid expenses	381,608	329,244
Restricted cash	-	98,685
Total Current Assets	9,516,376	13,828,616

Long-term Assets:
Property and equipment, net	964,033	898,254
Assets held for employees’ severance payments	259,468	234,385
Restricted cash	60,538	58,858
Long term deposit	4,586	4,458
Total Long Term Assets	1,288,625	1,195,955

Total Assets	$10,805,001	$15,024,571
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$985,605	$358,803
Related parties payable	64,806	221,339
Accrued expenses and other liabilities	1,020,241	1,638,470
Total Current Liabilities	2,070,652	2,218,612

Liability in Respect of Employees Severance Payments	334,190	284,677

Commitments and Contingent Liabilities
Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding as of March 31, 2012 or December 31, 2011	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 54,809,960 and 54,565,358 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	548	545

Additional paid-in capital	63,045,993	62,167,748
(Deficit) accumulated during the development stage	(54,646,382)	(49,647,011)

Total Shareholders' Equity	8,400,159	12,521,282

Total Liabilities and Shareholders' Equity	$10,805,001	$15,024,571

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses:
In-process research and development write-off	-	-	(3,222,831)
Research and development, net	(4,304,070)	(3,035,261)	(34,046,538)
General and administrative	(789,780)	(708,896)	(17,891,749)
Total operating expenses	(5,093,850)	(3,744,157)	(55,161,118)

Operating (loss)	(5,093,850)	(3,744,157)	(55,161,118)

Financial income, net	94,479	277,180	514,736

Net (loss)	$(4,999,371)	$(3,466,977)	$(54,646,382)

(Loss) per share (basic & diluted)	$(0.09)	$(0.08)

Weighted average number of shares outstanding	54,730,050	43,359,771

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(4,999,371)	$(3,466,977)	$(54,646,382)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	51,342	26,924	511,271
In-process research and development write-off	-	-	3,222,831
Stock based compensation	391,675	460,400	10,391,811
(Increase) decrease in accounts receivable and prepaid expenses	(52,364)	136,716	(381,331)
Increase in accrued severance pay, net	49,513	43,691	334,190
Increase (decrease ) in trade payables	626,802	(277,174)	975,501
Increase (decrease) in related parties	(156,533)	(152,453)	64,806
Long term deposit exchange rate differences	(128)	(45)	57
Increase (decrease) in accrued expenses and other liabilities	(618,229)	(43,583)	899,225
Net cash (used in) operating activities	(4,707,293)	(3,272,501)	(38,628,021)
Cash flows from investing activities
Purchase of property and equipment	(117,121)	(57,110)	(1,460,948)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(25,083)	(18,817)	(259,468)
Long term (deposit)	-	-	(4,643)
Short term (deposit) release	(1,745,464)	1,119,912	(1,884,464)
Restricted cash	98,685	(68,228)	(74,370)
Restricted cash Long Term	(1,680)	-	13,832
Net cash provided by (used in) investing activities	(1,790,663)	975,757	(4,144,898)
Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Proceeds from issuance of shares	-	-	47,188,418
Contributed profit from shareholder's transactions	-	-	17,012
Proceeds from exercise of options	12,212	125,000	1,242,905
Proceeds from exercise of warrants	474,361	32,292	1,577,729
Net cash provided by financing activities	486,573	157,292	50,023,223
Increase (decrease) in cash and cash equivalents	(6,011,383)	(2,139,452)	7,250,304
Cash and cash equivalents at the beginning of the period	13,261,687	24,474,458	-
Cash and cash equivalents at the end of the period	$7,250,304	$22,335,006	$7,250,304

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2012	2011	2012
Non cash transactions:

Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73
Conversion of preferred stock to common stock	$-	$-	$18
Cashless exercise of 97,390, 56,947 and 1,184,172 outstanding stock warrants to 59,163, 42,667 and 805,225 shares of common stock, respectively	$1	$1	$8

Additional information:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$353,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1:-	GENERAL

	a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company, utilizing an exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor Biotech Ltd.

	b.	The Company is devoting substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $54,646,382 as of March 31, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional funding.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

	a.	Basis of presentation:

The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Report on Form 10-K/A filed with the SEC on March 23, 2012.

	b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Modigene Inc. and Prolor Biotech Ltd.

Intercompany transactions and balances have been eliminated upon consolidation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three months ended March 31, 2012 and 2011 and the period from May 31, 2005 (date of inception) to March 31, 2012 were 7,129,749, 18,450,260 and 7,869,287, respectively.

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

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	d.	Fair value measurements: (continued)

	Fair Value Measurements at March 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$7,250,304	$7,250,304	$-	$-
Short term deposits	1,884,464	1,884,464	-	-
Restricted cash	60,538	60,538	-	-
Total assets at fair value	$9,195,306	$9,195,306	$-	$-

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

e.	Recent accounting pronouncements:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	e.	Recent accounting pronouncements:

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU is to be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company adopted the ASU effective January 1, 2012.  The adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Company’s results of operations or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	March 31,	December 31,
	2012	2011
Israeli government authorities	$350,988	$271,219
Prepaid expenses	30,190	58,025
Other	430	-
	$381,608	$329,244

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2012	2011
Cost:
Office furniture and equipment	$39,570	$39,570
Computers and electronic equipment	133,811	131,723
Laboratory equipment	884,805	773,174
Leasehold improvements	355,125	351,723
	1,413,311	1,296,190

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 4:-	PROPERTY AND EQUIPMENT, NET (continued)

Accumulated depreciation:
Office furniture and equipment	6,712	6,170
Computers and electronic equipment	89,058	83,236
Laboratory equipment	312,008	280,347
Leasehold improvements	41,500	28,183
	449,278	397,936
Depreciated cost	$964,033	$898,254
Depreciation expenses for the three months ended March 31, 2012, 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012 were $51,342, $26,924 and $511,271, respectively.

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2012	December 31, 2011
Employees and payroll accruals	$206,503	$183,761
Accrued expenses	813,738	1,454,709
	$1,020,241	$1,638,470

NOTE 6:-	EMPLOYEES' STOCK OPTION PLANS

The Company accounts for stock-based compensation in accordance with ASC 718-10, "Share-Based Payment". ASC 718-10 requires companies to estimate the fair value of equity-based payment awards at the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company recognizes compensation expenses for the value of awards granted based on the straight line method over the requisite service period, net of estimated forfeitures.

The following table summarizes the share – based compensation expenses included in the consolidated statements of operations:

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 6:-	EMPLOYEES' STOCK OPTION PLANS (continued)

	For the three months ended March 31,		Period from May 31, 2005 (date of inception) to March 31,
	2012	2011	2012

Research and development	$149,092	$150,205	$1,779,690
General and administrative	242,583	310,195	8,612,121
Total	$391,675	$460,400	$10,391,811

Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through March 31, 2012 included $3,876,960 expensed in the acquisition of Prolor Biotech Ltd. and on behalf of deferred compensation on restricted shares.

The Company selected the Black-Scholes Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has not paid dividends and is not expected to pay dividends in the foreseeable future.

The fair value for options granted in the three months ended March 31, 2012 was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following weighted average assumptions:

Risk-free interest rate	1.49%
Expected life of options (in years)	6.25
Expected volatility	55.23%
Expected dividend yield	None

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 6:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The following is a summary of the stock options granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) and the Company’s 2007 Equity Incentive Plan (the “2007 Plan”):

	For the three months ended
	March 31, 2012
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	5,302,905	$2.07
Exercised	(5,533)	$2.21
Forfeited	-	$-
Issued under the 2007 plan	197,000	$6.27
Outstanding at the end of the period	5,494,372	$2.22

Options exercisable	4,304,080	$1.33

	March 31, 2011
	For the three months ended
	Number of Options	Weighted Average Exercise Price

Outstanding at the beginning of the period	5,134,346	$1.11
Exercised	(50,000)	$2.50
Forfeited	(5,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Outstanding at the end of the period	5,268,346	$1.29

Options exercisable	3,526,118	$1.11

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 6:-	EMPLOYEES' STOCK OPTION PLANS (continued)

The options outstanding as of March 31, 2012 have been separated by exercise prices, as follows:

		Average Remaining		Intrinsic Value	Fair Value at Date of Grant
Exercise Price	# of Options Outstanding	Contractual Life (years)	# of Options Exercisable	of Options Outstanding	of Options Outstanding
$0.65	365,000	6.85	356,250	$5.25	$0.53
$0.88	896,942	4.05	896,942	$5.02	$0.59
$0.90	1,937,239	5.92	1,937,239	$5.00	$0.74
$0.93	25,000	5.93	25,000	$4.97	$0.74
$1.32	93,855	4.26	93,855	$4.58	$0.64
$1.50	121,169	6.07	115,877	$4.40	$0.58
$2.00	400,000	5.11	400,000	$3.90	$1.52
$2.50	34,167	3.50	34,167	$3.40	$0.93
$2.35	50,000	7.77	25,000	$3.55	$1.98
$2.40	500,000	7.79	250,000	$3.50	$2.00
$6.47	500,000	8.76	125,000	$0.00	$3.84
$6.23	179,000	5.85	44,750	$0.00	$3.67
$5.47	195,000	5.47	-	$0.43	$2.10
$6.27	197,000	6.27	-	$0.00	$3.34
	5,494,372		4,304,080

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 7:-	STOCK WARRANTS

	For the three months ended
	March 31, 2012
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	2,007,856	$2.15
Exercised	(271,310)	$2.50
Exercised	(5,986)	$0.88
Outstanding and exercisable at the end of the period	1,730,560	$2.10

	For the three months ended
	March 31, 2011
	Number of warrants	Weighted Average Exercise Price

Outstanding and exercisable at the beginning of the period	2,300,231	$2.04
Exercised	(46,565)	$2.50
Exercised	(23,299)	$0.88
Outstanding and exercisable at the end of the period	2,230,367	$2.15

Proceeds from the exercise of 277,296 and 69,864 warrants into 239,069 and 55,584 shares of Common Stock for the three months ended March 31, 2012 and 2011 were $474,361 and $32,292, respectively.

Proceeds from the exercise of 1,828,364 warrants into 1,440,134 shares of Common Stock for the period from May 31, 2005 (date of inception) to March 31, 2012 were $1,577,729.

Total aggregate intrinsic value of warrants outstanding as of March 31, 2012 and 2011 was $6,569,638 and $4,249,335, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

On March 13, 2011 Prolor Biotech Ltd. entered into a rent agreement for the lease of new office premises. Aggregate minimum rental commitments under the non-cancelable lease as of March 31, 2012, are as follows:

Year ended March 31,
2013	$52,187
$52,187

NOTE 9:-	COMMON STOCK

In January 2012, the Company issued:

-	4,533 shares of the Common Stock upon the exercise of 4,533 options at an exercise price of $2.50 per share.
-	158,500 shares of Common Stock upon the cash exercise of 158,500 outstanding stock warrants at a price of $2.50 per share.
-	1,072 shares of Common Stock upon the cash exercise of 1,072 outstanding stock warrants at a price of $0.88 per share.
-	3,149 shares of Common Stock upon the cashless exercise of 5,875 outstanding stock warrants at a price of $2.50 per share.

In February 2012, the Company issued:

-	1,000 shares of Common Stock upon the exercise of 1,000 options at an exercise price of $0.88 per share.
-	8,500 shares of Common Stock upon the cash exercise of 8,500 outstanding stock warrants at a price of $2.50 per share.
-	51,739 shares of Common Stock upon the cashless exercise of 86,404 outstanding stock warrants at a price of $2.50 per share.

In March 2012, the Company issued:

-	11,834 shares of Common Stock upon the cash exercise of 11,834 outstanding stock warrants at a price of $2.50 per share.
-	4,159 shares of Common Stock upon the cashless exercise of 4,914 outstanding stock warrants at a price of $0.88 per share.
-	116 shares of Common Stock upon the cashless exercise of 197 outstanding stock warrants at a price of $2.50 per share.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 10 :-	RESEARCH AND DEVELOPMENT EXPENSES, NET

			Period from May 31, 2005
			(date of inception)
	For the three months ended March 31,		to March 31,
	2012	2011	2012

Salaries and related amounts	$394,924	$428,266	$6,437,749

Consultants	306,637	158,981	4,532,546

Stock based compensation	149,092	150,205	1,779,690

Clinical trials	2,766,853	1,483,031	17,900,833

Materials	395,921	608,357	5,003,175

Rent and maintenance	144,320	79,435	977,833

Depreciation	49,631	26,466	489,952

Other expenses	96,692	235,762	1,889,454

Research and development expenses	4,304,070	3,170,503	39,011,232

Less – Government grants and participation	-	(135,242)	(4,964,694)
	$4,304,070	$3,035,261	$34,046,538

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 11:-	GENERAL AND ADMINISTRATIVE EXPENSES

			Period from May 31, 2005
			(date of inception)
	For the three months ended March 31,		to March 31,
	2012	2011	2012

Salaries and related amounts	$202,637	$193,333	$78,492
Stock based compensation	242,583	310,195	8,612,121
Professional services and other fees	195,702	134,876	3,905,199
Depreciation	1,711	458	21,319
Other	147,147	70,034	5,274,618
	$789,780	$708,896	$17,891,749

NOTE 12:-	FINANCIAL (EXPENSES) INCOME, NET

			Period from May 31, 2005
			(date of inception)
	For the three months ended March 31,		to March 31,
	2012	2011	2012

Financial income	$15,718	$26,095	$1,061,470
Financial (expenses) and bank fees	(9,662)	(9,374)	(179,232)
Exchange rate differences gain (loss)	88,423	260,459	(367,502)
	$94,479	$277,180	$514,736

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 13:-	SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

Subsequent to March 31, 2012 and through April 27, 2012, 616,846 new shares of Common Stock were issued in connection with the exercise of outstanding warrants and options.

On April 6, 2012, the Company filed a registration statement on Form S-3 with the SEC. Under this registration statement, the Company may offer up to an aggregate of $75,000,000 of its Common Stock from time to time in one or more offerings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, the factors contained in “Item 1A — Risk Factors” of our most recently filed Annual Report on Form 10-K, as amended, as updated by our subsequently filed Forms 10-Q or other documents we file with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

We also obtained certain exclusive worldwide rights from Yeda Research and Development Company Ltd. (“Yeda”) for a technology that allows elongation of circulation time in the body of therapeutic drugs. This technology is named “Reversible PEGylation”. We plan on using the Reversible PEGylation technology to develop new, proprietary versions of certain existing therapeutic drugs that have longer life spans than therapeutic proteins without Reversible PEGylation. The license to the Reversible PEGylation technology is exclusive, worldwide, and excludes development or commercialization of drug compounds in the following fields: (a) haemophilia A or B; (b)  inhibitor haemophilia; (c) haemorrhage; and/or (d) von Willebrand Disease. The license also excludes drugs containing any of the coagulation proteins known as Factors V, VII, VIIa, VIII or IX, including, in each case, any respective functional human protein molecule of any of the foregoing, including any fragment, subunit, derivative or modified form of any of the foregoing (whether recombinant or human plasma derived). Under the Reversible PEGylation license agreement, we are subject to development and commercialization milestones and timelines, obligated to pay Yeda certain annual fees, as well as up to 3.5% on net sales of products developed using the Reversible PEGylation technology.

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

Merck & Co. has developed the first novel protein containing CTP, named ELONVA®, a long-acting CTP-modified version of the fertility drug follicle stimulating hormone (FSH). On January 28, 2010, Merck received marketing authorization from the European Commission for ELONVA® with unified labeling valid in all European Union Member States. Our license for CTP technology extends to all human therapeutic applications other than Follicle Stimulating Hormone (FSH), human Chorionic Gonadotropin (hCG), Luteinizing Hormone (LH) and Thyroid-Stimulating Hormone (TSH).

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

We believe that the CTP technology will be broadly applicable to these as well as other best-selling therapeutic proteins in the market.

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

Financial Statements in U.S. Dollars:  The functional and reporting currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of the operation of the Company’s R&D subsidiary, PROLOR Biotech Ltd. (formerly known as ModigeneTech Ltd., “PROLOR LTD”), are currently conducted in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars.

Monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Modigene Delaware, and its wholly owned subsidiary, PROLOR LTD. Intercompany transactions and balances have been eliminated upon consolidation.

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

Research and development grants received by PROLOR LTD for the three months ended March 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 30, 2012 were $0, $135,242 and $4,964,694, respectively. . Research and development grant for the first quarter of 2012 are expected to be received during the second quarter.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of shares of Common Stock related to outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share for the three months ended March 31, 2012 and 2011 and the period from May 31, 2005 (date of inception) to March 31, 2012 were 7,129,749, 18,450,260 and 7,869,287, respectively.

Results of Operation

Three Months Ended March 31, 2012 Compared to the Three Months ended March 31, 2012

Revenue

The Company has not generated any revenues from operations since its inception. To date, the Company has funded its operations primarily through grants from the Israeli Office of the Chief Scientist (the “OCS”) and the sale of equity securities. If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, then the Company could generate revenues from sales of its products.

Research and Development Expenses

The Company expects its research and development expenses to increase as it continues to develop its product candidates. Research and development expenses consists of:

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

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, the Company incurred net research and development expenses of $4,304,070, $3,035,261 and $34,046,538, respectively. The increase for the three month period ended March 31, 2012 as compared to the 2011 period resulted primarily from an increase in development expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP.

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

The Company’s expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expenses of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. The Company may obtain unexpected results from its clinical trials. The Company may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the United States Food and Drug Administration (“FDA”) or other regulatory authorities were to require the Company to conduct clinical trials beyond those which it currently anticipates will be required for the completion of the clinical development of a product candidate, or if the Company experiences significant delays in enrollment in any of its clinical trials, the Company could be required to expend significant additional financial resources and time on the completion of clinical development. Drug development may take several years and millions of dollars in development costs. If the Company does not obtain or maintain regulatory approval for its products, its financial condition and results of operations will be substantially harmed.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, the Company incurred general and administrative expenses of $789,780, $708,896 and $17,891,749, respectively. The increase for the 2012 period as compared to the 2011 period was primarily due to an increase in professional services fees and an increase in office expenses as the Company expanded its staff.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents;

•	interest expense on short term bank credit and loans; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel and the Euro, in which a portion of the Company’s assets and liabilities are denominated, against the U.S. dollar.

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, the Company incurred net financial income of $94,479, $277,180 and $514,736, respectively. The financial income for the first quarter of 2012 decreased as compared to the first quarter of 2011 primarily due to currency fluctuations on deposits in Israeli Shekels and Euro.

Stock-based Compensation

The Company records stock-based compensation expenses according to ASC 718-10, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options under the Company’s stock plans, based on estimated fair values.

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

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, the Company incurred stock-based compensation expenses of $391,675, $460,400 and $10,391,811, respectively.

The Company applies ASC 505 “Equity” with respect to options and warrants issued to non-employees.

Cash Flows

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, net cash used in operating activities was $4,707,293, $3,272,501 and $38,628,021, respectively. The increase in cash used in operating activities for the three months ended March 31, 2012 as compared to 2011 was primarily due to increased R&D spending related to the manufacturing of the hGH-CTP product candidate.

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, net cash (used in) provided by investing activities was ($1,790,663), $975,757 and ($4,144,898), respectively. The increase in net cash used in investing activities for the three months ended March 31, 2012 as compared to 2011 resulted primarily from an increase in short-term cash deposits in short-term interest accounts.

For the three months ended March 31, 2012 and 2011 and for the period from May 31, 2005 (inception date) through March 31, 2012, net cash provided by financing activities was $486,573, $157,292 and $50,023,223, respectively. The increase for the three months ended March 31, 2012 as compared to 2011 resulted primarily from an increased number of warrants exercised for cash.

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

At March 31, 2012, we had approximately $9.5 million of cash and cash equivalents, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least for the next twelve months. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three month periods ended March 31, 2012 and 2011.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation and Currency Fluctuation” is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

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

PART II          OTHER INFORMATION

ITEM 1A         Risk Factors

There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

ITEM 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

/s/ Abraham Havron
Date: May 4, 2012	Abraham Havron
Chief Executive Officer

/s/ Steve Schaeffer
Steve Schaeffer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

