Form 10-Q
period 2012-06-30
PROLOR Biotech, Inc.
filed 2012-08-09
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:    000-52691

PROLOR BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0854033
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	No.)

7 Golda Meir Street
Weizmann Science Park
Nes-Ziona, Israel	74140
(Address of principal executive	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2012, there were 63,408,035 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,617,071	$13,261,687
Short term deposits	15,836,336	139,000
Accounts receivable and prepaid expenses	490,860	329,244
Restricted cash	57,328	98,685
Total Current Assets	43,001,595	13,828,616

Long-term Assets:
Property and equipment, net	940,440	898,254
Assets held for employees’ severance payments	259,280	234,385
Restricted cash	-	58,858
Long term deposit	2,239	4,458
Total Long Term Assets	1,201,959	1,195,955

Total Assets	$44,203,554	$15,024,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$156,722	$358,803
Related parties payable	58,914	221,339
Accrued expenses and other liabilities	1,033,127	1,638,470
Total Current Liabilities	1,248,763	2,218,612

Liability in Respect of Employees Severance Payments	331,844	284,677

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital - Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding as of June 30, 2012 or December 31, 2011	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 63,403,451 and 54,565,358 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	634	545
Additional paid-in capital	100,338,188	62,167,748
(Deficit) accumulated during the development stage	(57,715,875)	(49,647,011)
Total Shareholders' Equity	42,622,947	12,521,282

Total Liabilities and Shareholders' Equity	$44,203,554	$15,024,571

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-

Operating expenses:

In-process research and development write-off	-	-	-	-	3,222,831
Research and development, net	2,126,339	2,377,205	6,430,409	5,412,466	36,172,877
General and administrative	858,716	877,956	1,648,496	1,586,852	18,750,465
Total operating expenses	2,985,055	3,255,161	8,078,905	6,999,318	58,146,173

Operating (loss)	(2,985,055)	(3,255,161)	(8,078,905)	(6,999,318)	(58,146,173)

Financial income (expense), net	(84,438)	165,230	10,041	442,410	430,298

Net (loss)	$(3,069,493)	$(3,089,931)	$(8,068,864)	$(6,556,908)	$(57,715,875)

(Loss) per share (basic & diluted)	$(0.05)	$(0.07)	$(0.14)	$(0.15)

Weighted average number of shares outstanding	59,311,044	43,408,866	57,019,261	43,384,454

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Period from May 31, 2005 (date of inception) to June 30,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(8,068,864)	$(6,556,908)	$(57,715,875)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	104,045	85,181	563,974
In-process research and development write-off	-	-	3,222,831
Stock based compensation	740,401	900,425	10,740,537
Long term deposit exchange rate differences	2,219	(94)	2,404
(Increase) decrease in accounts receivable and prepaid expenses	(161,616)	(770,390)	(490,583)
Increase in accrued severance pay, net	47,167	64,597	331,844
Increase (decrease) in trade payables	(202,081)	5,675	146,618
Increase (decrease) in related parties	(162,425)	(140,989)	58,914
Increase (decrease) in accrued expenses and other liabilities	(605,343)	224,358	912,111
Net cash (used in) operating activities	(8,306,497)	(6,188,145)	(42,227,225)

Cash flows from investing activities
Purchase of property and equipment	(146,231)	(527,516)	(1,490,058)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(24,895)	(38,444)	(259,280)
Long term (deposit)	-	-	(4,643)
Short term (deposit)	(15,697,336)	(1,819,164)	(15,836,336)
Restricted cash	100,215	(71,536)	(57,328)
Net cash (used in) investing activities	(15,768,247)	(2,456,660)	(18,122,482)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Contributed profit from shareholder's transactions	-	17,012	17,012
Proceeds from issuance of shares	34,855,569	-	82,043,987
Proceeds from exercise of options	48,879	125,000	1,279,572
Proceeds from exercise of warrants	2,525,680	39,292	3,629,048
Net cash provided by financing activities	37,430,128	181,304	86,966,778

Increase (decrease) in cash and cash equivalents	13,355,384	(8,463,501)	26,617,071
Cash and cash equivalents at the beginning of the period	13,261,687	24,474,458	-

Cash and cash equivalents at the end of the period	$26,617,071	$16,010,957	$26,617,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,			Period from May 31, 2005 (date of inception) to June 30,
	2012	2011		2012
Non cash transactions:

Employee options exercised into shares	$-	$		$140
Issuance of common stock in reverse acquisition	$-		$-	$73
Conversion of preferred to common stock	$-		$-	$18
Cashless exercise of 570,702, 90,280 and 1,488,123 outstanding stock warrants to purchase 331,905, 61,632 and 957,702 shares of common stock, respectively	$3		$1	$10

Additional information:
Cash paid for income taxes	$-		$-	$-
Cash paid for interest expense	$-		$18	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 1 - GENERAL

a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company, utilizing an exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor Biotech Ltd.

b.	The Company currently devotes substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $57,715,875 as of June 30, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional funding.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:
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
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Modigene Inc. and Prolor Biotech Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants, convertible preferred stock and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and 2011 and the period from May 31, 2005 (date of inception) to June 30, 2012 were 6,231,670, 18,414,114, 6,754,504, 18,417,533 and 7,816,341, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.	Fair value measurements:
As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
-	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
-	Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
-	Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2012
		Quoted Prices in Active	Significant
		Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$26,617,071	$26,617,071	$-	$-
Short term deposits	15,836,336	15,836,336	-	-
Restricted cash	57,328	57,328	-	-
Total assets at fair value	$42,510,735	$42,510,735	$-	$-

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant
		Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000	-	-
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	June 30,	December 31
	2012	2011

Israeli government authorities	$477,814	$271,219

Prepaid expenses	5,976	58,025

Other	7,070	-

	$490,860	$329,244

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 NOTE 4 - PROPERTY AND EQUIPMENT, NET

	June 30,	December 31
	2012	2011

Cost:

Office furniture and equipment	$44,647	$39,570

Computers and electronic equipment	134,792	131,723

Laboratory equipment	907,857	773,174

Leasehold improvements	355,125	351,723

	1,442,421	1,296,190

Accumulated depreciation:

Office furniture and equipment	7,265	6,170

Computers and electronic equipment	94,886	83,236

Laboratory equipment	345,013	280,347

Leasehold improvements	54,817	28,183
	501,981	397,936

Depreciated cost	$940,440	$898,254

Depreciation expenses for the three and six months ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012 were $52,703, $58,257, $104,045, $85,181 and $563,974 respectively.

NOTE 5 - ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	December 31,
	2012	2011

Employees and payroll accruals	$212,582	$183,761

Accrued expenses	820,545	1,454,709

	$1,033,127	$1,638,470

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 6 - STOCK OPTION PLANS

As of June 30, 2012, the Company had two stock option plans, under which outstanding stock options to purchase 1,155,797 shares of Common Stock had been granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 4,354,908 shares had been granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan” and, together with the 2005 Plan, the “Equity Incentive Plans”). The Company has issued the maximum number of shares authorized under the 2005 Plan. On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares.

Options granted under the Equity Incentive Plans and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

The Company accounts for employees’ and directors’ stock-based compensation in accordance with ASC 718-10, "Share-Based Payment". ASC 718-10 requires companies to estimate the fair value of equity-based payment awards at the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company recognizes compensation expenses for the value of awards granted based on the straight line method over the requisite service period, net of estimated forfeitures.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees. The Company has accounted for these grants under the fair value method of ASC 505-50, and fair value was estimated using a Black-Scholes option-pricing model.

The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plans to employees, directors and consultants included in the consolidated statements of operations:

					Period from May 31, 2005
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012		2011 2012 (1)
Research and development	$115,922	$163,481	$265,014	$313,687	$1,895,612
General and administrative	232,804	276,543	475,387	586,738	8,844,925
Total	$348,726	$440,024	$740,401	$900,425	$10,740,537

(1)	Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through June 30, 2012 included $3,876,960 expensed in the acquisition of Prolor Biotech Ltd. and on behalf of deferred compensation on restricted shares.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 NOTE 6 - STOCK OPTION PLANS (CONTINUED)

On January 24, 2012, the Company’s Board of Directors approved grants to non-management employees under the 2007, which grants have four-year vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted January 24, 2012 to employees was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	2.08%
Expected life of options (in years)	9.54
Expected volatility	55.23%
Expected dividend yield	None

The fair value for options granted April 24, 2012 to a consultant was estimated using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	1.64%
Expected life of options (in years)	9.33
Expected volatility	55.12%
Expected dividend yield	None

The following is a summary of the stock options granted under the 2005 Plan and the 2007 Plan:

	For the six months ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,302,905	$2.07
Exercised	(20,200)	$2.42
Issued under the 2007 plan	203,000	$6.27
Issued under the 2007 plan	25,000	$5.71
Outstanding at the end of the period	5,510,705	$2.24

Options exercisable	4,294,705	$1.32

	For the six months ended June 30, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,134,346	$1.80
Exercised	(50,000)	$2.50
Forfeited	(5,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Outstanding at the end of the period	5,268,346	$1.96

Options exercisable	3,581,411	$1.12

The total unrecognized estimated compensation cost related to non-vested stock options granted through June 30, 2012 was $1,686,723, which is expected to be recognized over a period of four years.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 NOTE 6 - STOCK OPTION PLANS (CONTINUED)

The options outstanding as of June 30, 2012 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable	Intrinsic Value of Options Outstanding	Fair value estimated at grant day using Black- Scholes option- pricing model
$0.65	365,000	6.60	356,250	$4.36	$0.53
$0.88	896,942	3.80	896,942	$4.13	$0.59
$0.90	1,937,239	5.67	1,937,239	$4.11	$0.74
$0.93	25,000	5.68	25,000	$4.08	$0.74
$1.32	93,855	4.01	93,855	$3.69	$0.64
$1.50	121,169	5.82	121,169	$3.51	$0.58
$2.00	400,000	4.86	400,000	$3.01	$1.52
$2.50	19,500	4.87	19,500	$2.51	$1.20
$2.35	50,000	7.52	25,000	$2.66	$1.98
$2.40	500,000	7.54	250,000	$2.61	$2.00
$6.47	500,000	8.51	125,000	$0.00	$3.84
$5.47	195,000	9.10	-	$0.00	$2.16
$6.23	179,000	8.55	44,750	$0.00	$3.34
$6.27	203,000	9.58	-	$0.00	$4.04
$5.71	25,000	9.82	-	$0.00	$3.03
	5,510,705		4,294,705

The intrinsic value of the Company’s options is the difference between the Company’s closing share price on the last trading day of the second quarter of 2012 and the respective exercise price.

NOTE 7 - STOCK WARRANTS

	For the six months ended June 30, 2012
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,007,856	$2.22
Exercised	(28,502)	$0.88
Exercised	(1,553,252)	$2.50
Forfeited	(104,767)	$2.50
Outstanding and exercisable at the end of the period	321,335	$0.88

	For the six months ended June 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,300,231	$2.20
Exercised	(82,398)	$2.50
Exercised	(23,299)	$0.88
Outstanding and exercisable at the end of the period	2,194,534	$2.14

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 NOTE 7 - STOCK WARRANTS (CONTINUED)

Proceeds from the exercise of 1,581,754 and 105,697 warrants into 1,342,903 and 77,440 shares of Common Stock for the six months ended June 30, 2012 and 2011 were $2,525,680 and $39,293 respectively.

Proceeds from the exercise of 3,133,336 warrants into 2,543,968 shares of Common Stock for the period from May 31, 2005 (date of inception) to June 30, 2012 were $3,629,048.

Total aggregate intrinsic value of warrants outstanding as of June 30, 2012 and 2011 was $1,327,114 and $ 6,004,781 respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On May 16, 2012, the Company issued 7,475,000 shares of Common Stock in an underwritten public offering. Refer to Note 10. Of these shares, an aggregate of 1,000,000 shares of Common Stock were purchased by the Frost Gamma Investments Trust, an entity affiliated with Dr. Frost at a price of $5 per share, which was the same price at which the shares were offered and sold to the public. Dr. Frost is the Company’s Chairman of the Board of Directors and principal stockholder.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

On March 13, 2011 Prolor Biotech Ltd. entered into a rent agreement for the lease of new office premises. Aggregate minimum rental commitments under the non-cancelable lease as of June 30, 2012 were as follows:

Year ended June 30

2013	$49,420
$49,420

NOTE 10 - COMMON STOCK

On May 16, 2012, the Company issued 7,475,000 shares of Common Stock in an underwritten public offering at a price of $5 per share (before underwriting discounts and commissions). The 7,475,000 shares issued included 975,000 shares issued pursuant to the underwriters’ overallotment option, which was exercised in full.

The following table reflects the proceeds received from the issuance of shares:

	Number of shares	Amount

Original issuance	6,500,000	$32,500,000
Over allotment	975,000	4,875,000
Total	7,475,000	37,375,000
Underwriters discount and commissions (1)	-	(2,104,375)
Offering expenses	-	(415,056)
Net proceeds	7,475,000	$34,855,569

(1)	The underwriters did not receive an underwriting discount or commission on the sale of 1,000,000 shares of Common Stock to Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, the Company's Chairman of Board of Directors. Refer to Note 8.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 10 -COMMON STOCK (CONTINUED)

During the six months ended June 30, 2012, the Company issued additional shares of Common Stock as follows:

First quarter 2012:
-	4,533 shares upon the exercise of 4,533 options at an exercise price of $2.50 per share.
-	1,000 shares upon the exercise of 1,000 options at an exercise price of $0.88 per share.
-	178,834 shares upon the cash exercise of 178,834 outstanding stock warrants at a price of $2.50 per share.
-	1,072 shares upon the cash exercise of 1,072 outstanding stock warrants at a price of $0.88 per share.
-	55,004 shares upon the cashless exercise of 92,479 outstanding stock warrants at a price of $2.50 per share.
-	4,159 shares upon the cashless exercise of 4,914 outstanding stock warrants at a price of $0.88 per share.

Second quarter 2012:

-	14,667 shares of upon the exercise of 14,667 options at an exercise price of $2.50 per share.
-	831,089 shares upon the cash exercise of 831,089 outstanding stock warrants at a price of $2.50 per share.
-	57 shares upon the cash exercise of 57 outstanding stock warrants at a price of $0.88 per share.
-	17,266 shares upon the cashless exercise of 22,459 outstanding stock warrants at a price of $0.88 per share.
-	255,476 shares upon the cashless exercise of 450,850 outstanding stock warrants at a price of $2.50 per share.

NOTE 11 - FINANCIAL (EXPENSES) INCOME, NET

					Period from May 31, 2005
	For the three months ended		For the six months ended		(date of inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
Financial income	$9,301	$32,500	$25,019	$58,595	$1,070,771
Financial (expenses) and bank fees	(5,195)	(8,560)	(14,857)	(17,934)	(184,427)
Exchange rate differences gain (loss)	(88,544)	141,290	(121)	401,749	(456,046)
	$(84,438)	$165,230	$10,041	$442,410	$430,298

NOTE 12 -SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

The Company evaluated all events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that no such events or transactions necessitated disclosure.

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

We also obtained certain exclusive worldwide rights from Yeda Research and Development Company Ltd. (“Yeda”) for a technology that allows elongation of circulation time in the body of therapeutic drugs. This technology is named “Reversible PEGylation”. We plan on using the Reversible PEGylation technology to develop new, proprietary versions of certain existing therapeutic drugs that have longer life spans than therapeutic proteins without Reversible PEGylation. The license to the Reversible PEGylation technology is exclusive, worldwide, and excludes development or commercialization of drug compounds in the following fields: (a) haemophilia A or B; (b) inhibitor haemophilia; (c) haemorrhage; and/or (d) von Willebrand Disease. The license also excludes drugs containing any of the coagulation proteins known as Factors V, VII, VIIa, VIII or IX, including, in each case, any respective functional human protein molecule of any of the foregoing, including any fragment, subunit, derivative or modified form of any of the foregoing (whether recombinant or human plasma derived). Under the Reversible PEGylation license agreement, we are subject to development and commercialization milestones and timelines, and we are obligated to pay Yeda certain annual fees, as well as up to 3.5% on net sales of products developed using the Reversible PEGylation technology.

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

We believe that the CTP technology will be broadly applicable to these, as well as other, best-selling therapeutic proteins in the market.

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

Financial Statements in U.S. Dollars:  The functional and reporting currency of the Company is the U.S. dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to operate in the foreseeable future. The Company’s R&D subsidiary, PROLOR Biotech Ltd., which we refer to as PROLOR LTD (formerly known as ModigeneTech Ltd.), conducts the majority of its operations in Israel. Most of the Israeli expenses are currently determined and paid in U.S. dollars. Financing and investing activities including loans and equity transactions are made in U.S. dollars.

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

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

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

Research and development grants received by PROLOR LTD for the three and six month periods ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012 were $622,834, $34,614, $622,834, $ 169,857 and $5,587,528, respectively.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of diluted loss per share because the effect of all such securities is antidilutive. The total weighted average number of shares of Common Stock related to outstanding options, warrants and restricted shares excluded from the calculations of diluted loss per share for the three and six month periods ended June 30, 2012 and 2011 and the period from May 31, 2005 (date of inception) to June 30, 2012 were 6,231,670, 18,414,114, 6,754,504, 18,417,533 and 7,816,341, respectively.

Results of Operation

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months ended June 30, 2011

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

For the three and six month periods ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, the Company incurred research and development expenses, net of government grants and participation, of $2,126,339, $2,377,205, $6,430,409, $5,412,466 and $36,172,877, respectively. The decrease for the three month period ended June 30, 2012 as compared to the 2011 period resulted primarily from a decrease in materials consumed. The increase for the six month period ended June 30, 2012 as compared to the 2011 period resulted primarily from an increase in consultation and clinical trials expenses associated with the manufacturing of high quantities of non-GMP and GMP of hGH-CTP.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three and six month periods ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, the Company incurred general and administrative expenses of $858,716, $877,956, $1,648,496, $ 1,586,852 and $18,750,465, respectively. The decrease for the three month period ended June 30, 2012 as compared to the 2011 period was primarily due to a decrease in stock-based compensation expenses. The increase for the six month period ended June 30, 2012 period as compared to the 2011 period was primarily due to an increase in professional services fees and an increase in office expenses as the Company expanded its staff.

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

For the three and six month periods ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, the Company incurred net financial income (expense) of $(84,438), $165,230, $10,041, $442,410 and $430,298, respectively. Financial income for the three and six month periods ended June 30, 2012 decreased as compared to the 2011 periods primarily due to currency fluctuations on deposits in Israeli Shekels and Euro.

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

The Company applies ASC 505 “Equity” with respect to options issued to non-employees.

For the three and six month periods ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, the Company incurred stock-based compensation expenses of $348,726, $440,024, $740,401, $900,425, and $10,740,537, respectively. Stock-based compensation expenses for the three and six month periods ended June 30, 2012 decreased as compared to the 2011 periods primarily due to a significantly larger number of stock options granted in prior periods that were unvested as of June 30, 2011 as compared to the number of unvested options as of June 30, 2012.

Cash Flows

For the six months ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, net cash used in operating activities was $8,306,497, $6,188,145 and $42,227,225, respectively. The increase in cash used in operating activities for the six months ended June 30, 2012 as compared to 2011 period was primarily due to increased R&D spending related to the manufacturing of the hGH-CTP product candidate.

For the six months ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, net cash used in investing activities was $15,768,247, $2,456,660 and $18,122,482, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2012 as compared to 2011 resulted primarily from our deposit of a portion of the cash proceeds from our underwritten public offering of common stock in short-term interest bank deposits.

For the six months ended June 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through June 30, 2012, net cash provided by financing activities was $37,430,128, $181,304 and $86,966,778, respectively. The increase for the six months ended June 30, 2012 as compared to 2011 resulted primarily from our receipt of proceeds from our underwritten public offering of common stock, as well as an increase in cash proceeds from the exercise of warrants.

Liquidity and Capital Resources

The Company expects to incur losses from operations for the foreseeable future. The Company expects to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. The Company expects that general and administrative expenses will also increase as the Company expands its finance and administrative staff, adds infrastructure and incurs additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates.

At June 30, 2012, we had approximately $26.6 million of cash and cash equivalents, together with approximately $15.8 million of cash in short-term deposit accounts, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2013. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three and six month periods ended June 30, 2012 or 2011.

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

The Company had no off-balance sheet arrangements as of June 30, 2012.

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

PART II OTHER INFORMATION

ITEM 1A	Risk Factors

There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.	Exhibits.

10.1	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Fuad Fares D.Sc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.2	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Abraham Havron Ph.D., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.3	License Agreement, dated December 30, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.4	First Addendum to License Agreement, dated August 24, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

/s/ Abraham Havron
Date: August 9, 2012	Abraham Havron
Chief Executive Officer

/s/ Steve Schaeffer
Date: August 9, 2012	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Fuad Fares D.Sc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.2	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Abraham Havron Ph.D., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.3	License Agreement, dated December 30, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.4	First Addendum to License Agreement, dated August 24, 2011, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.