Form 10-Q
period 2012-09-30
PROLOR Biotech, Inc.
filed 2012-11-08
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2012, there were 63,405,118 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I	– FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,570,701	$13,261,687
Short term deposits	10,748,144	139,000
Accounts receivable and prepaid expenses	351,895	329,244
Restricted cash	57,489	98,685
Total Current Assets	39,728,229	13,828,616

Long-term Assets:
Property and equipment, net	956,424	898,254
Assets held for employees’ severance payments	281,172	234,385
Restricted cash	-	58,858
Long term deposit	5,322	4,458
Total Long Term Assets	1,242,918	1,195,955

Total Assets	$40,971,147	$15,024,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$469,901	$358,803
Related parties payable	28,931	221,339
Accrued expenses and other liabilities	2,548,899	1,638,470
Total Current Liabilities	3,047,731	2,218,612

Liability in Respect of Employees Severance Payments	348,362	284,677

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding as of September 30, 2012 or December 31, 2011	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 63,405,118 and 54,565,358 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	634	545
Additional paid-in capital	100,790,974	62,167,748
(Deficit) accumulated during the development stage	(63,216,554)	(49,647,011)
Total Shareholders' Equity	37,575,054	12,521,282

Total Liabilities and Shareholders' Equity	$40,971,147	$15,024,571

The accompanying notes are an integral part of the unaudited consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from May 31, 2005
	For the three months ended		For the nine months ended		(date of inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues	$-	$-	$-	$-	$-

Operating expenses:

In-process research and development write-off	-		-	-	(3,222,831)
Research and development, net	(4,729,457)	(2,126,307)	(11,159,866)	(7,538,773)	(40,902,334)
General and administrative	(866,623)	(808,270)	(2,515,119)	(2,395,122)	(19,617,088)
Total operating expenses	(5,596,080)	(2,934,577)	(13,674,985)	(9,933,895)	(63,742,253

Operating (loss)	(5,596,080)	(2,934,577)	(13,674,985)	(9,933,895)	(63,742,253)

Financial income (expenses), net	95,401	(549,896)	105,442	(107,486)	525,699

Net (loss)	$(5,500,679)	$(3,484,473)	$(13,569,543)	$(10,041,381)	$(63,216,554)

(Loss) per share (basic & diluted)	$(0.09)	$(0.06)	$(0.23)	$(0.20)

Weighted average number of shares outstanding	63,403,515	54,341,742	59,162,879	51,094,909

The accompanying notes are an integral part of the unaudited consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Period from May 31, 2005 (date of inception) to September 30,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(13,569,543)	$(10,041,381)	$(63,216,554)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	158,863	127,860	618,792
In-process research and development write-off	-	-	3,222,831
Stock based compensation	1,190,687	1,374,560	11,190,823
Long term deposit exchange rate differences	(864)	(435)	(679)
(Increase) decrease in accounts receivable and prepaid expenses	(20,151)	397,197	(349,118)
Increase in accrued severance pay, net	63,685	56,449	348,362
Increase (decrease) in trade payables	111,098	143,133	459,797
Increase (decrease) in related parties	(192,408)	(144,506)	28,931
Increase (decrease) in accrued expenses and other liabilities	910,429	(93,236)	2,427,883
Net cash (used in) operating activities	(11,348,204)	(8,180,359)	(45,268,932)

Cash flows from investing activities
Purchase of property and equipment	(217,033)	(590,760)	(1,560,860)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(46,787)	(34,012)	(281,172)
Long term (deposit)	-	-	(4,643)
Short term (deposit)	(10,609,144)	(224,126)	(10,748,144)
Restricted cash	100,054	(59,433)	(57,489)
Net cash (used in) investing activities	(10,772,910)	(908,331)	(13,127,145)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Contributed profit from shareholder's transactions	-	-	17,012
Proceeds from issuance of shares	34,855,569	-	82,043,987
Proceeds from exercise of options	48,879	273,513	1,279,572
Proceeds from exercise of warrants	2,525,680	307,534	3,629,048
Net cash provided by financing activities	37,430,128	581,047	86,966,778

Increase (decrease) in cash and cash equivalents	15,309,014	(8,507,643)	28,570,701
Cash and cash equivalents at the beginning of the period	13,261,687	24,474,458	-

Cash and cash equivalents at the end of the period	$28,570,701	$15,966,815	$28,570,701

The accompanying notes are an integral part of the unaudited consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Period from May 31, 2005 (date of inception) to September 30,
	2012	2011	2012
Non cash transactions:
Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73
Conversion of preferred to common stock	$-	$-	$18
Cashless exercise of 570,702, 149,093 and 1,488,123 outstanding stock warrants to purchase 331,905, 109,342 and 957,702 shares of common stock, respectively	$3	$3	$10

Additional information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 1 -     GENERAL

a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company, utilizing an exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor Biotech Ltd.

b.	The Company currently devotes substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $63,216,554 as of September 30, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional funding.

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

c.   Loss per share:
Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding share options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three and nine months ended September 30, 2012 and 2011 were 5,831,894, 7,469,565, 6,444,741 and 10,582,544, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

e. Concentrations of credit risk:

Financial instruments that potentially subject the Company and subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel and in the United States. Such deposits in Israel and the United States are not insured. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk, such as foreign exchange contracts or other foreign hedging arrangements.

	Fair Value Measurements at September 30, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$28,570,701	$28,570,701	$-	$-
Short term deposits	10,748,144	10,748,144	-	-
Restricted cash	57,489	57,489	-	-
Total assets at fair value	$39,376,334	$39,376,334	$-	$-

	Fair Value Measurements at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000	-	-
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 2 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Recent accounting pronouncements:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013.  The Company evaluated the adoption of this ASU on its consolidated financial statements and it does not believe that the adoption of this ASU has any significant impact on the Company's financial statements and related disclosures.

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

There were various other updates recently issued, none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 -      ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	September 30,	December 31,
	2012	2011
Israeli government authorities	$167,945	$271,219
Prepaid expenses	181,450	58,025
Other	2,500	-
	$351,895	$329,244

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 4 -       PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2012	2011
Cost:
Office furniture and equipment	$39,570	$39,570
Computers and electronic equipment	137,754	131,723
Laboratory equipment	966,572	773,174
Leasehold improvements	369,023	351,723
	1,512,919	1,296,190
Accumulated depreciation:
Office furniture and equipment	7,796	6,170
Computers and electronic equipment	100,707	83,236
Laboratory equipment	379,550	280,347
Leasehold improvements	68,442	28,183
	556,495	397,936
Depreciated cost	$956,424	$898,254

Depreciation expenses for the three and nine months ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012 were $54,818, $42,679, $158,863, $127,860 and $618,792, respectively.

NOTE 5 -      ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	December 31,
	2012	2011
Employees and payroll accruals	$185,782	$183,761
Accrued expenses	2,363,117	1,454,709
	$2,548,899	$1,638,470

NOTE 6 -     STOCK OPTION PLANS

As of September 30, 2012, the Company had two stock option plans, under which there were outstanding stock options to purchase 1,155,797 shares of Common Stock that had been granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 4,348,241 shares of Common Stock that had been granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan” and, together with the 2005 Plan, the “Equity Incentive Plans”). The Company has issued the maximum number of shares authorized under the 2005 Plan. On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares.

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

SEPTEMBER 30, 2012

(Unaudited)

NOTE 6 -      STOCK OPTION PLANS (continued)

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

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees. The Company has accounted for these grants under the fair value method of ASC 505-50, using a Black-Scholes option-pricing model.

The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plans to employees, directors and consultants included in the consolidated statements of operations:

					Period from May 31, 2005
	For the three months ended		For the nine months ended		(date of inception)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012 (1)
Research and development	$274,564	$164,847	$539,578	$478,533	$2,170,176
General and administrative	175,722	309,289	651,109	896,027	9,020,647
Total	$450,286	$474,135	$1,190,687	$1,374,560	$11,190,823

(1)	Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through September 30, 2012 included $3,876,960 expensed in the acquisition of Prolor Biotech Ltd. and on behalf of deferred compensation on restricted shares.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 6 -     STOCK OPTION PLANS (continued)

On January 24, 2012, the Company’s Board of Directors approved grants to non-management employees under the 2007 Plan, which grants have four-year vesting and an exercise price equal to the closing price per share of the Common Stock on the date of grant as reported by the NYSE MKT.

The fair value for 208,000 options granted January 24, 2012 to employees was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	2.08%
Expected life of options (in years)	9.54
Expected volatility	55.23%
Expected dividend yield	None
Fair value per option	4.04

The fair value for 25,000 options granted on April 24, 2012 to a consultant was estimated as of September 30, 2012 using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	1.68%
Expected life of options (in years)	9.08
Expected volatility	63.73%
Expected dividend yield	None
Fair value per option	3.207

The following is a summary of the stock options granted under the 2005 Plan and the 2007 Plan:

	For the nine months ended September 30, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,302,905	$2.07
Exercised	(21,867)	$2.35
Forfeited	(10,000)	$5.87
Issued under the 2007 plan	208,000	$6.27
Issued under the 2007 plan	25,000	$5.71
Outstanding at the end of the period	5,504,038	$2.26
Options exercisable	4,454,288	$1.47

	For the nine months ended September 30, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,134,346	$1.80
Exercised	(170,322)	$1.51
Forfeited	(10,000)	$6.23
Issued under the 2007 plan	189,000	$6.23
Issued under the 2007 plan	195,000	$5.05
Outstanding at the end of the period	5,338,024	$1.92
Options exercisable	3,461,089	$1.12

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 6 -      STOCK OPTION PLANS (continued)

The total unrecognized estimated compensation cost related to non-vested stock options granted through September 30, 2012 was $1,531,028, which is expected to be recognized over a period of up to four years.

The options outstanding as of September 30, 2012 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable	Intrinsic Value of Options Outstanding	Fair value estimated at grant day
$0.65	365,000	6.35	356,250	$4.20	$0.53
$0.88	896,942	3.55	896,942	$3.97	$0.59
$0.90	1,937,239	5.42	1,937,239	$3.95	$0.74
$0.93	25,000	5.43	25,000	$3.92	$0.74
$1.32	93,855	3.75	93,855	$3.53	$0.64
$1.50	119,502	5.56	119,502	$3.35	$0.58
$2.00	400,000	4.61	400,000	$2.85	$1.52
$2.50	19,500	4.62	19,500	$2.35	$1.20
$2.35	50,000	7.27	25,000	$2.50	$1.98
$2.40	500,000	7.28	250,000	$2.45	$2.00
$6.47	500,000	8.26	125,000	$0.00	$3.84
$5.47	190,000	8.85	161,250	$0.00	$2.17
$6.23	179,000	8.29	44,750	$0.00	$3.40
$6.27	203,000	9.32	-	$0.00	$4.04
$5.71	25,000	9.57	-	$0.00	$3.21
	5,504,038		4,454,288

The intrinsic value of the Company’s options is the difference between the Company’s closing share price on the last trading day of the third quarter of 2012 and the respective exercise price.

NOTE 7 -      STOCK WARRANTS

	For the nine months ended September 30, 2012
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,007,856	$2.22
Exercised	(28,502)	$0.88
Exercised	(1,553,252)	$2.50
Forfeited	(104,767)	$2.50
Outstanding and exercisable at the end of the period	321,335	$0.88

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 7 -      STOCK WARRANTS (CONTINUED)

	For the nine months ended September 30, 2011
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,300,231	$2.04
Exercised	(255,357)	$2.02
Outstanding and exercisable at the end of the period	2,044,874	$2.16

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 7 -      STOCK WARRANTS (CONTINUED)

Proceeds from the exercise of 1,581,754 and 296,820 warrants into 1,342,903 and 243,279 shares of Common Stock for the nine months ended September 30, 2012 and 2011, respectively, were $2,525,680 and $307,534, respectively.

Proceeds from the exercise of 3,133,336 warrants into 2,543,968 shares of Common Stock for the period from May 31, 2005 (date of inception) to September 30, 2012 were $3,629,048.

Total aggregate intrinsic value of warrants outstanding as of September 30, 2012 and 2011 was $1,275,700 and $3,905,883, respectively.

NOTE 8 -     RELATED PARTY TRANSACTIONS

On May 16, 2012, the Company issued 7,475,000 shares of Common Stock in an underwritten public offering. Refer to Note 10. Of these shares, an aggregate of 1,000,000 shares of Common Stock were purchased by the Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, at a price of $5 per share, which was the same price at which the shares were offered and sold to the public. Dr. Frost is the Company’s Chairman of the Board of Directors and principal stockholder.

NOTE 9 -     COMMITMENTS AND CONTINGENT LIABILITIES

On March 13, 2011 Prolor Biotech Ltd. entered into a rent agreement for the lease of new office premises for a period ending March 2013. The lease contract will be renewed yearly for a period of up to five years unless terminated earlier. Aggregate minimum rental commitments under the non-cancelable lease as of September 30, 2012 were as follows:

Year ended September 30,

2013	$49,559

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

(1)The underwriters did not receive an underwriting discount or commission on the sale of 1,000,000 shares of Common Stock to Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, the Company's Chairman of Board of Directors. Refer to Note 8.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 10 -   COMMON STOCK (CONTINUED)

During the nine months ended September 30, 2012, the Company issued additional shares of Common Stock as follows:

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

Third quarter 2012:

-1,667 shares upon the exercise of 2,500 options at an exercise price of $1.50 per share.

NOTE 11 -   FINANCIAL (EXPENSES) INCOME, NET

					Period from May 31, 2005
	For the three months ended		For the nine months ended		(date of inception)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
Financial income	$49,271	$35,664	$74,290	$95,504	$1,120,042
Financial (expenses) and bank fees	(2,579)	(2,339)	(17,436)	(21,518)	(187,006)
Exchange rate differences gain (loss)	48,709	(583,221)	48,588	(181,472)	(407,337)
	$95,401	$(549,896)	$105,442	$(107,486)	$(525,699)

NOTE 12 -   SUBSEQUENT EVENTS

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

Research and development grants received by PROLOR LTD for the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012 were $102,076, $591,155, $894,624, $1,477,269 and $5,859,318, respectively. The decrease in grants received for the 2012 periods as compared to the 2011 periods was primarily due to the timing of milestone payments under a particular grant. The Company expects that a payment originally scheduled for 2012 will be received in 2013 upon anticipated achievement of milestones related to development of the Company’s product candidates.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of diluted loss per share because the effect of all such securities is antidilutive. The total weighted average number of shares of Common Stock related to outstanding options and warrants excluded from the calculations of diluted loss per share for the three and nine month periods ended September 30, 2012 and 2011 and the period from May 31, 2005 (date of inception) to September 30, 2012 was 5,831,894, 7,469,565, 6,444,741, 10,582,544 and 7,748,195, respectively.

Results of Operation

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months ended September 30, 2011

Revenue

The Company has not generated any revenues from operations since its inception. To date, the Company has funded its operations primarily through the sale of equity securities and grants from the Israeli Office of the Chief Scientist (the “OCS”). If the Company’s development efforts result in clinical success, regulatory approval and successful commercialization of the Company’s products, then the Company could generate revenues from sales of its products.

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

For the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, the Company incurred research and development expenses, net of government grants and participation, of $4,729,457, $2,126,307, $11,159,866, $7,538,773 and $40,902,334, respectively. The increase for the three and nine month periods ended September 30, 2012 as compared to the 2011 periods resulted primarily from an increase in clinical trials expenses and increases in the manufacturing costs associated with production of high quantities of GMP of hGH-CTP.

The successful development of the Company’s product candidates is subject to numerous risks, uncertainties and other factors. Beyond the next twelve months, and even during the next twelve months, the Company cannot reasonably estimate the timing or costs of the efforts necessary to complete the remainder of the development of the Company’s product candidates. Additionally, the Company cannot reasonably estimate when it can expect material cash inflows from the Company’s product candidates or any of the Company’s other development efforts, if at all. The foregoing is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, the Company incurred general and administrative expenses of $866,623, $808,270, $2,515,119, $ 2,395,122 and $19,617,088, respectively. The increase for the three and nine month periods ended September 30, 2012 as compared to the 2011 periods was primarily due to an increase in professional services fees and an increase in office expenses as the Company expanded its staff.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel and the Euro, in which a portion of the Company’s assets and liabilities are denominated, against the U.S. dollar.

For the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, the Company incurred net financial income (expense) of $95,401, $(549,896), $105,442, $(107,486) and $525,699, respectively. Financial income for the three and nine month periods ended September 30, 2012 increased as compared to the 2011 periods primarily due to currency fluctuations on deposits in Israeli Shekels and Euros.

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

For the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, the Company incurred stock-based compensation expenses of $450,286, $474,135, $1,190,687, $1,374,560, and $11,190,823, respectively. Stock-based compensation expenses for the three and nine month periods ended September 30, 2012 decreased as compared to the 2011 periods primarily due to a significantly greater number of stock options granted in prior periods that were unvested as of September 30, 2011 as compared to the number of unvested options as of September 30, 2012.

Cash Flows

For the nine months ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, net cash used in operating activities was $11,348,204, $8,180,359 and $45,268,932, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2012 as compared to 2011 period was primarily due to increased R&D spending related to the manufacturing of the hGH-CTP product candidate.

For the nine months ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, net cash used in investing activities was $10,772,910, $908,331 and $13,127,145, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2012 as compared to 2011 resulted primarily from our deposit of a portion of the cash proceeds from our underwritten public offering of common stock into short-term interest-bearing bank deposits.

For the nine months ended September 30, 2012 and 2011 and for the period from May 31, 2005 (inception date) through September 30, 2012, net cash provided by financing activities was $37,430,128, $581,047 and $86,966,778, respectively. The increase for the nine months ended September 30, 2012 as compared to 2011 resulted primarily from our receipt of proceeds from our underwritten public offering of common stock, as well as an increase in cash proceeds from the exercise of warrants.

Liquidity and Capital Resources

The Company expects to incur losses from operations for the foreseeable future. The Company has incurred, and expects to continue to incur, increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. General and administrative expenses have increased, and the Company expects that they will continue to increase, as the Company continues to expand its finance and administrative staff, add infrastructure and incur additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including the continued progress of our research and development of product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates.

At September 30, 2012, we had approximately $28.5 million of cash and cash equivalents, together with approximately $10.7 million of cash in short-term deposit accounts, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2013. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation has had a material effect on its results of operations for the three and nine month periods ended September 30, 2012 or 2011.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012.

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

PROLOR BIOTECH, INC.

/s/ Abraham Havron
Date: November 8, 2012	Abraham Havron
Chief Executive Officer

/s/ Steve Schaeffer
Date: November 8, 2012	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.