Form 10-K
period 2012-12-31
PROLOR Biotech, Inc.
filed 2013-03-15
CIK 1268659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Nes-Ziona, Israel 74140

(Address of principal executive offices) (zip code)

Registrant’s Telephone Number, Including Area Code: (866) 644-7811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange On Which Registered

Common Stock, par value $0.00001 per share	NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $256,834,156 (based on a closing price of $5.01 per share for the registrant’s common stock on the NYSE MKT on June 29, 2012).

As of March 1, 2013, the registrant had 63,430,118 shares of common stock outstanding.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2013 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INDEX AND CROSS REFERENCE SHEET

SIGNATURES

i

cautionary STATEMENT regarding forward-looking statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding, among other things, our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

•	our limited operating history;

•	our lack of any commercialized products or technologies;

•	our product candidates are at an early stage of product development and may never be commercialized;

•	that we may be unable to develop product candidates that will achieve commercial success in a timely and cost-effective manner, or ever;

•	our need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests;

•	if we fail to obtain necessary funds for our operations, we will be unable to maintain and improve our patented technology, and we will be unable to develop and commercialize our products and technologies;

•	our dependence on key members of our management and advisory team;

•	our potential inability to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees;

•	our current lack of sales, marketing or distribution capabilities;

•	potential product liability claims if our product candidates cause harm to patients;

•	our product candidates will remain subject to ongoing regulatory requirements even if they receive marketing approval, and if we fail to comply with these requirements, we could lose these approvals, and the sales of any approved commercial products could be suspended;

•	clinical trials are very expensive, time-consuming and difficult to design and implement and, as a result, we may suffer delays or suspensions in future trials which would have a material adverse effect on our ability to generate revenues;

•	the manufacture of our product candidates is an exacting and complex process, and if we or one of our materials suppliers encounters problems manufacturing its products, our business could suffer;

•	our reliance on third parties to implement our manufacturing and supply strategies;

•	our inability to successfully integrate any acquisitions of technologies or products;

•	our inability to successfully grow and expand our business;

•	our inability to obtain adequate insurance;

•	our holding company structure and our dependence on cash flow from our wholly owned subsidiaries to meet our obligations;

•	our inability to maintain an effective system of internal controls;

•	the impact of potential political, economic and military instability in the State of Israel, where key members of our senior management and our research and development facilities are located;

•	recent disruptions in the financial markets and global economic conditions;

1

•	our dependence on our license of core technology from Washington University;

•	our failure to obtain or maintain or protect our patents, licensing agreements and other intellectual property;

•	the cost of potential litigation required to protect our intellectual property or to defend against claims alleging that we have violated the intellectual property rights of others;

•	our inability to enforce confidentiality agreements, which could result in third parties using our intellectual property to compete against us;

•	uncertainty regarding international patent protection;

•	our inability to protect intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships;

•	our inability to obtain required regulatory approvals in the United States to market our proposed product candidates;

•	the impact of government regulations and delays associated with obtaining required regulatory approvals in the United States necessary to market our proposed product candidates;

•	the impact of competition and continuous technological change;

•	the impact of healthcare reform, which could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products;

•	compliance with federal anti-kickback laws and regulations;

•	the volatility of our common stock;

•	that we do not anticipate paying dividends on our common stock;

•	a lack of security analyst coverage of our company;

•	potential dilution of your ownership interest because of future issuances of additional shares of our common stock and our preferred stock;

•	that our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders;

•	sales by stockholders who had previously been subject to restrictions on the sale of their shares and who may now sell those shares into the public market;

•	the other factors referenced in this prospectus, including, without limitation, under “Risk Factors;” and

•	other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission, which we refer to as the SEC.

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

2

PART I

Item 1. Business

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Prolor”, “we,” “us” and “our” refer to PROLOR Biotech, Inc., a Nevada corporation (formerly Modigene Inc.), including its direct and indirect wholly owned subsidiaries, Modigene, Inc., a Delaware corporation, which we refer to as Modigene Delaware, and Prolor Biotech Ltd., which we refer to as Prolor Ltd.

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

hCG has a life span of up to 2 days, meaning that the body is slow to break it down. LH is another female hormone having a chemical composition (amino acid sequence) very close to that of hCG. LH has a very short life span of 20 minutes. Scientists at Washington University discovered that the only difference between hCG and LH is a short amino-acid sequence present in hCG and not in LH which they called “CTP” for Carboxyl-Terminal Peptide. This is shown schematically below. When produced in mammalian cells, this CTP is heavily modified by sugars being added (a process called glycosylation). Through numerous experiments, it was confirmed that CTP was responsible for the longer life span of hCG as compared to LH. Washington University then performed additional experimentation adding CTP to different therapeutic proteins and the results showed that the CTP-modified proteins had dramatically increased life span.

Prolor’s core technology is the use of CTP to slow the removal of therapeutic proteins from the body without increasing toxicity or altering the overall biological activity

Our scientific founder, Dr. Fuad Fares, was a post-doctoral student at Washington University and worked on these findings and experiments. When Dr. Fares returned to Israel in 2001, he formed Prolor Ltd. to license the CTP technology from Washington University for certain therapeutic indications.

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

There are two existing biopharmaceuticals that utilize CTP technology. The first product is hCG, of which CTP is naturally a part. Besides being present normally in high amounts during pregnancy, it is also given therapeutically to women or men as a fertility treatment (sold by Merck-Serono, Merck & Co. and Ferring). The second product is ELONVA® (FSH-CTP), which is approved for marketing in Europe as described above. The data from the use of these two products in humans give us confidence that the CTP technology may be able to address the major problems faced by the other attempted approaches to increase protein lifespan. Data from these products reassures us that CTP can be used safely in humans and that it is effective in extending the serum lifetime and activity in humans.

We believe the clinical development program for our drugs will be faster, less expensive and more predictable than those conducted for existing therapeutic proteins. We can base the design of our studies, the inclusion criteria, clinical endpoints and sample sizes, on the knowledge gained from development of the predecessor drugs, with the assurance that these have been accepted by regulatory authorities in the past. In addition there are usually surrogate markers for clinical efficacy that have been defined and accepted by the medical community. These can provide easier and faster ways of learning at an early stage the correct dosing range and frequency. In some cases, they can even be used as definitive clinical trial endpoints. We believe that these factors will drive down the time and costs associated with clinical trials.

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

In May 2012, we announced top-line results from the four–month treatment extension of our Long-Acting Human Growth Hormone Phase II Clinical Trial, which demonstrated that a single weekly injection of hGH-CTP has the potential to replace seven consecutive daily injections of currently marketed hGH. We believe that these results further validate the dosing regimen for our planned Phase III trial.

In March 2012 we initiated a Phase II trial of hGH-CTP in children with growth hormone deficiency. This trial is currently expected to conclude in 2013.

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

We are currently planning to initiate a Phase II clinical trial of Factor VIIa-CTP in 2014.

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

Intellectual Property

We license from Washington University the intellectual property that is necessary to conduct our business. In 2001, we initially licensed from Washington University core intellectual property pursuant to a non-exclusive license agreement, and, in 2004, we amended this license to make us the exclusive licensee of the two key CTP patents in connection with 11 therapeutic proteins. Pursuant to the prior license agreement, Modigene Delaware issued a total of 221,979 shares of its common stock to Washington University (378,796 shares of our common stock on a post-merger basis). In February 2007, we entered into a new license agreement, which we refer to as the License Agreement, with Washington University that superseded the prior license agreement. Pursuant to the new License Agreement, Washington University granted us the exclusive license to three CTP patents and expanded the field of use to all natural and non-natural therapeutic proteins and peptides (other than LH, FSH, TSH and hCG). Under the License Agreement, we have the right to sub-license the licensed patents. The License Agreement terminates in 2018 when the last of the patents licensed to us under the License Agreement expires, unless terminated earlier. Under the License Agreement, we were required to pay an initial fee of $100,000 in installments over the 18 months following the effective date of the License Agreement. In addition, we are required to pay annual license maintenance fees of $30,000 (payable semi annually until the first commercial sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments. Pursuant to the License Agreement, we will also be responsible for milestone payments of $15,000 for each molecule at investigational new drug application (IND) filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

Pursuant to our License Agreement with Washington University, we have obtained an exclusive license to the key CTP patents that have been issued by the U.S. Patent and Trademark Office, U.S. #5,712,122, U.S. #5,759,818 and U.S. #6,225,449. We believe these patents provide broad and comprehensive coverage of the CTP technology, and we intend to aggressively enforce our intellectual property rights if necessary. In addition, unrelated to the patents from Washington University, we own and have filed, and will likely continue to file, patent applications covering specific CTP-modified molecules and CTP innovations, such as configurations, compositions and methods. Seven of these patents, covering hGH (#7,553,940, #8,097,435 and #8,114,836 and #8,304,386) , EPO (#7,553,941, #8,110,376), interferons (#8,048,848), and CTP cytokine (#8,048,849 and # 8,323,636) have been issued by the U.S. Patent Office in 2009, 2011 and 2012.

Competition

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and developing therapeutic proteins with enhanced life spans. Several pharmaceutical companies, such as Amgen, Eli Lilly and Company (through its acquisition of Applied Molecular Evolution), Nektar Therapeutics, Teva Pharmaceutical Industries Ltd., Flamel Technologies S.A., Nautilus Biotech S.A. and Ambrx Inc. have marketed products or are involved with the development of therapeutic proteins with enhanced life spans.

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

We currently employ 25 full-time and two part-time employees, including seven with Ph.D. degrees and twelve with M.Sc. degrees, focused on research and development, and three focused on general management and business development. None of our employees is represented by a labor union, and we consider our employee relations to be good. We also utilize a number of consultants to assist with research and development and commercialization activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. All of our employees are located in Israel, and all of our research and development activities are conducted at the offices of Prolor Ltd., our Israeli subsidiary.

Corporate History

We were originally incorporated under the laws of the State of Nevada in August 2003 as LDG, Inc., referred to as LDG, which was engaged in the graphics design, marketing and advertising business. On February 26, 2007, LDG, Inc. changed its name to Modigene Inc, and on May 9, 2007, its wholly owned subsidiary Modigene Acquisition Corp. merged with and into Modigene Delaware. Modigene Delaware survived the merger, following which the original business of LDG was abandoned in its entirety, and we have operated the business of Modigene Delaware and its wholly owned subsidiary, Prolor Ltd. (formerly “ModigeneTech Ltd.”).

On June 10, 2009, we changed our name from Modigene Inc. to PROLOR Biotech, Inc., and on June 12, 2009 the trading symbol for our common stock on the OTCBB changed from MODG to PBTH. On March 29, 2010 we listed for trading on the NSYE MKT under the trading symbol PBTH, and on May 27, 2010 we listed for trading on the Tel-Aviv Stock Exchange.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.prolor-biotech.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this Annual Report on Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

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

We license our core intellectual property from Washington University. We initially entered into a non-exclusive license agreement with Washington University in 2001 and, in 2004, we amended the license to extend the CTP technology to eleven therapeutic proteins and make it exclusive. In February 2007, we entered into the revised and expanded License Agreement with Washington University, pursuant to which we and Washington University expanded the exclusive license, adding additional patents and expanding the applicability of licensed CTP technology to all proteins and peptides having a native or non-native amino acid sequence, excluding Follicle Stimulating Hormone (FSH), Luteinizing Hormone (LH), Thyroid Stimulating Hormone (TSH) and Chorionic Gonadotropin (hCG). The License Agreement imposes certain payment, reporting, confidentiality and other obligations on us. In the event that we were to breach any of the obligations and fail to cure, Washington University would have the right to terminate the License Agreement upon 90 days’ notice. In addition, Washington University has the right to terminate the License Agreement upon our bankruptcy or receivership. If any dispute arises with respect to our arrangement with Washington University, such dispute may disrupt our operations and would likely have a material and adverse impact on us if resolved in a manner that is unfavorable to our Company. Most of our current product candidates are partly based on the intellectual property licensed under the License Agreement, and if the License Agreement were terminated, it would have a material adverse effect on our business, prospects and results of operations.

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

In addition, we or regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable or uncertain health risks or if the regulatory authorities find deficiencies in our regulatory submissions or the conduct of these trials. Any suspension of clinical trials will delay possible regulatory approval, if any, and adversely impact our ability to develop products and generate revenue.

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

We are a holding company with no material assets other than the stock of our wholly owned subsidiary. Accordingly, all our operations are conducted by Modigene Delaware, our wholly owned subsidiary (and its wholly owned subsidiary, Prolor Ltd.). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although we do not anticipate paying any dividends in the foreseeable future, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay future dividends on, or make any distributions with respect to our common stock.

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

Economic downturns, such as the global economic downturn that generally characterized the period beginning in late 2008 through 2010, may result in, among other things, deterioration of the credit markets, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. If the actions taken by governments to ameliorate the effects of such downturns, such as the actions taken by the U.S. government in the 2008-2009 period, are not successful, economic declines may cause a significant adverse impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all. In addition, we rely and intend to rely on third-parties, including our clinical research organizations, third-party manufacturers and second source suppliers, and certain other important vendors and consultants. Global markets have remained somewhat volatile and, as a result, there may be a disruption or delay in the performance of our third-party contractors and suppliers. If such third-parties are unable to satisfy their contractual commitments to us, our business could be severely adversely affected.

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

In 2010, Congress enacted and the President signed into law the Patient Protection and Affordable Care Act, as amended, which will significantly expand access to health care coverage but may lead to reduction in reimbursement for supplies, including pharmaceuticals, and services. The Centers for Medicare & Medicaid Services, or CMS, is in the process of issuing regulations to implement the new law which will affect Medicare, Medicaid and other third-party payors. Medicare, which is the single largest third-party payment program and administered by CMS, covers prescription drugs in one of two ways. Medicare part B covers outpatient prescription drugs that are administered by physicians and Medicare part D covers other outpatient prescription drugs, but through private insurers. Medicaid, a health insurance program for the poor, is funded jointly by CMS and the states, but is administered by the states; states are authorized to cover outpatient prescription drugs, but that coverage is subject to caps and to substantial rebates.

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

The market price for our common stock on the NYSE MKT has been extremely volatile, ranging from a low of $4.25 per share to a high of $6.69 per share during the 52-week trading period ended December 31, 2012. We expect that the market price of our common stock will continue to be volatile due to factors including, but not limited to, the following:

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

In May 2012, we issued 7,475,000 shares of our common stock, and, in the future, we may issue additional shares of our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 1, 2013, there were 63,430,118 shares of our common stock outstanding and a total of 5,834,644 shares subject to outstanding options and warrants. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, acquisitions, capital raising or for other business purposes. The issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our common stock are then traded on the NYSE MKT.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 1, 2013, there were 63,430,118 shares of our common stock outstanding. While our common shares trade on the NYSE MKT, our stock is thinly traded (less than one percent of our issued and outstanding common shares traded on an average daily basis during the three months immediately preceding the date of this Annual Report on Form 10-K), and you may have difficulty in selling your shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our officers, directors, principal stockholders and their affiliates control approximately 19% of our outstanding common stock. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders. Unaffiliated holders of our common stock have no effective voice in our management. Additionally, sales by our insiders or affiliates could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices and our research and development laboratory are located at 7 Golda Meir Street, Weizmann Science Park, Nes-Ziona, Israel 74140 and our phone number is (866) 644-7811. The facility is approximately 12,000 square feet. We pay a monthly lease of $17,000, for this space. This lease expires on March 31, 2013 but may be extended yearly by mutual agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE MKT under the symbol “PBTH”. The table below sets forth, for the quarters indicated, the high and low sales prices for our common stock, as reported by the NYSE MKT.

Quarter Ended	High	Low

December 31, 2012	$5.36	$4.25
September 30, 2012	$5.32	$4.66
June 30, 2012	$6.07	$4.64
March 31, 2012	$6.69	$4.36

December 31, 2011	$5.14	$3.11
September 30, 2011	$6.50	$3.95
June 30, 2011	$6.40	$4.06
March 31, 2011	$6.75	$4.55

Number of Holders

As of March 1, 2013, our common stock was held by 117 stockholders of record.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data
Revenues	$—	$—	$—	$—	$—
Net Income (Loss)	$(18,271,434)	$(15,063,055)	$(7,559,131)	$(7,484,718)	$(7,033,536)
Net Income (Loss) per common share	$(0.3)	$(0.29)	$(0.19)	$(0.21)	$(0.20)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Total Assets	$35,916,698	$15,024,571	$26,813,109	$4,044,957	$8,325,489
Current Liabilities	$2,335,028	$2,218,612	$1,597,712	$75,655	$366,895
Long Term Obligations	$381,399	$284,677	$220,838	$140,237	$90,732

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

Plan of Operation

During 2013, the Company intends to continue the development of its primary clinical and preclinical programs. These programs include a variety of operating tasks such as optimization of expression levels, toxicity and efficacy animal models, completion of purification processes, GMP production of compounds and clinical studies. The Company’s cash resources, including expected payments from the OCS are expected to be sufficient to maintain the Company’s operations through the fourth quarter of 2013. The Company is not planning any major purchase or sale of equipment during that timeframe, and its employee headcount is not expected to change.

Critical Accounting Policies

The historical financial statements of the Company included with this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are described below.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Statements in United States Dollars:

The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Prolor Ltd.’s operations are currently conducted in Israel in New Israeli Shekel and in Euro. Financing and investing activities including loans and equity transactions from the parent company are made in U.S. dollars, there are no funds generated by the foreign subsidiary in operating activities, and it is unable to exist without these cash infusions. Accordingly, the functional and reporting currency of the Company is the parent company's currency, which is the U.S. dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

Principles of Consolidation: The consolidated financial statements include the accounts of Modigene Delaware and its wholly owned subsidiary, Prolor Ltd.. Intercompany transactions and balances have been eliminated upon consolidation.

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

The Company reviews the carrying value of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying value. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized for the period from May 31, 2005 (inception date) to December 31, 2012.

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

Severance Pay:

Under Israeli law and labor agreements, the Company is required to pay severance payments to each employee who was employed by the Company for over one year and has been terminated by the Company or resigned under certain specified circumstances. The Company’s liability for these severance payments is covered mainly by deposits with insurance companies in the name of the employee and/or through the purchase of insurance policies. The liability related to these severance payments is calculated on the basis of the latest salary of the employee multiplied by the number of years of employment as of the balance sheet date. The liability for employee severance payments included in the balance sheet represents the total amount due for such severance payments, while the assets held for severance benefits included in the balance sheet represents the Company’s contributions to insurance policies. The Company may make withdrawals from these funds only upon complying with the Israeli severance pay law or labor agreements.

According to agreements with certain named executive officers and key employees, upon retirement, such employees will be entitled to receive a lump-sum payment; therefore, the Company does not accumulate severance pay for those employees, and the sum will be expensed at a time when the Company has to pay such payments according to the employment agreements. Since July 1, 2009 all new employment agreements have implemented Section 14 of the Israeli Severance Pay Law, mandating that upon termination of such employees’ employment, the Company shall release to them all the amounts accrued in their insurance policies. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

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

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011, and Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

The Company expects its research and development expenditures to increase most significantly in the near future in connection with our clinical trials and the ongoing production of its protein drug candidates. The Company intends to continue to hire new employees, in research and development, in order to meet its operation plans.

The Company has multiple research and development projects ongoing at any one time. The Company utilizes its internal resources, employees, and infrastructure across multiple projects and tracks time spent by employees on specific projects. The Company believes that significant investment in product development is a competitive necessity and plans to continue these investments in an effort to realize the potential of its product candidates. For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, the Company incurred gross research and development expenses in the aggregate of $15,991,176, $13,202,378, $6,698,437 and $54,271,048, respectively. The increase in research and development expenses in 2012 as compared to 2011 was primarily due to clinical trial expenses of $9,271,755, as compared to $7,202,654 in 2011, together with increased manufacturing costs associated with productions of high quantities of GMP of hGH-CTP and an increase in contract research organization expenses. The increase in expenses in 2011 as compared to 2010 was primarily due to an increase in clinical trials expenses of $7,202,654 in 2011, as compared to $2,804,199 in 2010 associated with our hGH-CTP Phase II project.

Research and development grants received by the Company reduced research and development expenses by $958,194, $1,581,097, $1,383,806 and $5,922,888 for the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, respectively. Research and development grants receivable as of December 31, 2012 was $889.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expenses, for persons serving in the Company’s executive and administration functions. Other general and administrative expenses includes facility-related costs not otherwise included in research and development expenses, and professional fees for legal and accounting services, including those associated with reporting obligations applicable to public companies in the United States. The Company expects that its general and administrative expenses will increase as it adds additional personnel . For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, the Company incurred general and administrative expenses of $3,356,049, $3,226,046, $2,362,195 and $20,108,139, respectively. The increase in 2012 compared to 2011 resulted primarily to an increase in professional services expenses and other fees. The increase in 2011 compared to 2010 resulted primarily from stock-based compensation.

Financial Expenses and Income

Financial expenses and income consists of the following:

•	interest earned on the Company’s cash and cash equivalents; and

•	expenses or income resulting from fluctuations of the New Israeli Shekel and Euro, in which a portion of the Company’s assets and liabilities are denominated, against the United States Dollar.

For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, the Company recorded gross financial (expenses) income of $117,597, $(215,728), $117,695 and $537,854, respectively. The decrease in financial expense for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to currency fluctuations on cash and cash equivalents and deposits denominated in New Israeli Shekels and Euros. Financial (expense) income for the years ended December 31, 2011 and 2010 resulted primarily from currency fluctuations on cash and cash equivalents and deposits denominated in New Israeli Shekels and Euros.

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

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, the Company’s stock-based compensation expenses were $1,517,797, $1,920,926, $883,425 and $11,517,939, respectively. The decrease in stock-based compensation expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to a decrease in the number of options granted during 2012 as compared to 2011. The increase in stock-based compensation expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to 500,000 options that were granted at the end of 2010 out of a total of 1,050,000 granted in 2010, increasing 2011 expenses due to the additional options granted in 2011.

Cash Flows

For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, net cash used in operations was $16,387,400, $11,969,986, $6,243,222 and $50,387,891, respectively. The increase in net cash used in operations for 2012 as compared to 2011 was primarily due to an increase in research and development expenses derived from increased product manufacturing and clinical trial expenses and an increase in salaries, and consultants’ fees, as well as materials used in the clinical trials.

For the years ended December 31, 2012, 2011 and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, net cash (used in) provided by investing activities was $(10,458,021), $480,255, $(1,672,814) and $(12,732,493), respectively. The decrease in net cash provided by investing activities for 2012 as compared to 2011 resulted primarily from our deposit of a portion of the cash proceeds from our underwritten public offering of common stock into short-term interest bearing bank deposits. The decrease in net cash (used in) investing activities for 2011 as compared to 2010 resulted primarily from the withdrawal of cash investments held in short-term bank deposits, which were held mostly in US dollars.

For the years ended December 31, 2012, 2011, and 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, net cash provided by financing activities was $37,432,626, $668,852, $28,541,200 and $86,969,276, respectively. The increase for 2012 as compared to 2011 resulted from our issuance of shares of common stock in an underwritten public offering in 2012, as well as an increase in proceeds from the exercise of options and warrants in 2012 as compared to 2011. The decrease for 2011 as compared to 2010 resulted from the issuance of shares of common stock in a private placement in 2010, as well as from option and warrant exercises in 2011 as compared to 2010.

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

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2012 for the periods indicated below:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Long-term debt	$—	$—	$—	$—		$—
Other long term liabilities reflected in the balance sheet	$51,935	$51,935	$—	$—	$
Total	$51,935	$51,935	$—	$—	$

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material affect on our results of operations for the years ended December 31, 2012, 2011 or 2010, nor do we expect that inflation will have a material impact on our results of operations for the year ending December 31, 2013.

Currency fluctuations may affect us by increasing or decreasing costs. Currency fluctuations had no material affect on our results of operations for the year ended December 31, 2012 but did have a material affect for the years ended December 31, 2011 or 2010. We do not purchase forward contracts to secure foreign exchange potential profits and losses.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

Effective June 16, 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the  face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are applied for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

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

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects disclosures only, it is not expected to have a material impact on the Company's consolidated results of operation and financial condition.

There were various other updates recently issued.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

For the year ended December 31, 2012, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Yarel + Partners, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2012 and has expressed an unqualified opinion thereon.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

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

3. Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2007 and incorporated by reference herein.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.5	Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

Exhibit	Description

4.6	Certificate of Designation of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

4.7	Specimen Certificate for Series B Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.1+	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.2+	Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.3+	Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.4+	Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.5+	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.6+	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.7+	Third Amendment to Employment Agreement between the Company and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.8+	Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.9+	First Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.10+	Second Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.11+	Consulting Agreement between Prolor Ltd. and Dr. Fuad Fares, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.12+	First Amendment to Consulting Agreement between Modigene Inc. and Dr. Fuad Fares, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.13+	Modigene Inc. 2005 Stock Incentive Plan, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.14+	Modigene Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.12 to our Annual Report on Form 10-KSB filed with the SEC on March 26, 2008 and incorporated by reference herein.

10.15+	Form of Stock Option Agreement under the 2005 Stock Incentive Plan, filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.16+	Form of Stock Option Agreement under the 2007 Equity Incentive Plan, filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

Exhibit	Description

10.17	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University, filed as Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.18	Form of Clinical Advisory Panel Agreement, filed as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.19	Form of Scientific Advisory Board Agreement, filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.20	Series B Convertible Preferred Stock Purchase Agreement, dated July 22, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.21+	Third Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.22+	Fourth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.23+	Fourth Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.24+	Fifth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.25+	Fifth Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.26	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Fuad Fares D.Sc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.27+	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Abraham Havron Ph.D., filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.28	License Agreement, dated December 30, 2010, by and between Modigenetech Ltd. (n/k/a Prolor Biotech Ltd.) and Yeda Research and Development Company Limited, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.29	First Addendum to License Agreement, dated August 24, 2011, by and between Modigenetech Ltd. (n/k/a Prolor Biotech Ltd.), filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

21	Subsidiaries of PROLOR Biotech, Inc., incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.

23.1*	Consent of Yarel + Partners

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PROLOR Biotech, Inc.

By:	/s/ Abraham Havron
Abraham Havron Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2013

By:	/s/ Steve Schaeffer
Steve Schaeffer Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham Havron	Chief Executive Officer	March 15, 2013
Abraham Havron	(Principal Executive Officer) and Director

/s/ Steve Schaeffer	Chief Financial Officer	March 15, 2013
Steve Schaeffer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fuad Fares	Director
Fuad Fares		March 15, 2013

/s/ Phillip Frost	Director
Phillip Frost		March 15, 2013

/s/ Marian Gorecki	Director
Marian Gorecki		March 15, 2013

/s/ Jane Hsiao	Director	March 15, 2013
Jane Hsiao

/s/ Shai Novik	President and Director	March 15, 2013
Shai Novik

/s/ Steven Rubin	Director	March 15, 2013
Steven Rubin

/s/ Adam Stern	Director	March 15, 2013
Adam Stern

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011

AND THE THREE YEARS ENDED DECEMBER 31, 2012

IN U.S. DOLLARS

F-1

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011

AND THE THREE YEARS ENDED DECEMBER 31, 2012

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prolor Biotech, Inc.

We have audited the accompanying consolidated balance sheets of Prolor Biotech, Inc. ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012 and for the period from May 31, 2005 (inception date) through December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012 and for the period from May 31, 2005 (inception date) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ Yarel + Partners

Yarel + Partners

Tel-Aviv, Israel

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prolor Biotech, Inc.

We have audited Prolor Biotech, Inc.’s ("the Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company, and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ Yarel + Partners

Yarel + Partners

Tel-Aviv, Israel

March 12, 2013

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$23,848,892	$13,261,687
Short term deposits	10,064,439	139,000
Accounts receivable and prepaid expenses	395,413	329,244
Restricted cash	135,837	98,685
Total Current Assets	34,444,581	13,828,616
Long Term Assets:
Property and equipment, net	1,162,065	898,254
Assets held for employees’ severance payments	304,477	234,385
Restricted cash	-	58,858
Long term deposits	5,575	4,458
Total Long Term Assets	1,472,117	1,195,955
Total Assets	$35,916,698	$15,024,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$913,514	$358,803
Related parties payable	225,480	221,339
Accrued expenses and other liabilities	1,196,034	1,638,470
Total Current Liabilities	2,335,028	2,218,612
Liability in Respect of Employees Severance Payments	381,399	284,677
Commitments and Contingent Liabilities
Stockholders’ Equity:
Stock capital -
Preferred stock of $0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding on December 31, 2012 and 2011, respectively	-	-
Common shares of $0.00001 par value per share 300,000,000 shares of common stock authorized; 63,405,118 and 54,565,358 shares issued and outstanding on December 31, 2012 and 2011, respectively	634	545
Additional paid-in capital	101,118,082	62,167,748
(Deficit) accumulated during the development stage	(67,918,445)	(49,647,011)
Total Stockholders’ Equity	33,200,271	12,521,282
Total Liabilities and Stockholders’ Equity	$35,916,698	$15,024,571

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012

Revenues	$-	$-	$-	-

Operating expenses:

Research and development, net	(15,032,982)	(11,621,281)	(5,314,631)	(48,348,160)
General and administrative	(3,356,049)	(3,226,046)	(2,362,195)	(20,108,139)

Operating (loss)	(18,389,031)	(14,847,327)	(7,676,826)	(68,456,299)
Financial income (expenses), net	117,597	(215,728)	117,695	537,854

Net (loss)	$(18,271,434)	$(15,063,055)	$(7,559,131)	$(67,918,445)

(Loss) per share (basic & diluted)	$(0.30)	$(0.29)	$(0.19)

Weighted average number of shares outstanding	60,244,754	51,960,929	40,030,008

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2012

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2012

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Amortization of deferred compensation on restricted shares of common stock to non employees	-	-	-	-	-	347,004	-	347,004

Cumulative effect of first time adoption of the fair value based method for stock-based compensation to employees	-	-	-	-	3,415	-	-	3,415

Stock-based compensation	-	-	-	-	259,620	-	-	259,620

Net (loss)	-	-	-	-	-	-	(2,215,949)	(2,215,949)

Balance as of December 31, 2006	-	-	13,588,552	136	9,741,997	-	(9,193,368)	548,765

Issuance of common stock in reverse acquisition	-	-	7,333,328	73	(73)	-	-	-

Issuance of common stock and options in private placement	-	-	14,200,005	142	13,414,991	-	-	13,415,133

Issuance of common stock in conjunction with exercise of stock options	-	-	313,370	3	136	-	-	139

Stock-based compensation	-	-	-	-	1,211,536	-	-	1,211,536

Net (loss)	-	-	-	-	-	-	(3,313,203)	(3,313,203)

Balance as of December 31, 2007	-	-	35,435,255	354	24,368,587	-	(12,506,571)	11,862,370

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2012

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of preferred stock	800,000	8	-	-	1,999,992	-	-	2,000,000
Issuance of common stock in conjunction with exercise of stock options	-	-	113,762	1	(1)	-	-	-
Stock-based compensation	-	-	-	-	1,039,028	-	-	1,039,028
Net (loss)	-	-	-	-	-	-	(7,033,536)	(7,033,536)
Balance as of December 31, 2008	800,000	8	35,549,017	355	27,407,606	-	(19,540,107)	7,867,862
Issuance of preferred stock	1,000,000	10	-	-	1,999,990	-	-	2,000,000
Issuance of common stock in conjunction with exercise of stock options	-	-	20,000	-	17,580	-	-	17,580
Stock-based compensation on options	-	-	-	-	728,341	-	-	728,341
Net (loss)	-	-	-	-	-	-	(7,484,718)	(7,484,718)
Balance as of December 31, 2009	1,800,000	18	35,569,017	355	30,153,517	-	(27,024,825)	3,129,065
Issuance of common stock	-	-	10,827,420	109	26,876,575	-	-	26,876,684
Conversion of Preferred stock	(1,800,000)	(18)	6,167,780	62	(44)	-	-	-
Issuance of common stock in conjunction with exercise of stock options	-	-	594,625	5	868,678	-	-	868,683
Issuance of common stock in conjunction with exercise of warrants	-	-	957,786	10	795,823	-	-	795,833
Stock-based compensation	-	-	-	-	883,425	-		883,425
Net (loss)	-	-	-	-	-	-	(7,559,131)	(7,559,131)
Balance as of December 31, 2010	-		54,116,628	541	59,577,974		(34,583,956)	24,994,559

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD MAY 31, 2005 (INCEPTION) TO DECEMBER 31, 2012

U.S. dollars

	Preferred Stock		Common Stock		Additional	Deferred	(Deficit) accumulated during the development	Total stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	compensation	stage	equity

Issuance of common stock in conjunction with exercise of stock options	-	-	205,451	2	344,303	-	-	344,305

Contributed profit from shareholder's transactions	-	-	-	17,012	-	-	-	17,012

Issuance of common stock in conjunction with exercise of warrants	-	-	243,279	2	307,533	-	-	307,535

Stock-based compensation on options to employees and directors	-			1,803,922	-	-	-	1,803,922

Stock-based compensation on options to nonemployees					117,004			117,004

Net (loss)	-	-			-	-	(15,063,055)	(15,063,055)

Balance as of December 31, 2011	-	-	54,565,358	545	62,167,748	-	(49,647,011)	12,521,282

Issuance of common stock			7,475,000	75	34,855,494			34,855,569

Issuance of common stock in conjunction with exercise of stock options	-	-	21,867	-	51,380			51,380

Issuance of common stock in conjunction with exercise of warrants	-	-	1,342,893	14	2,525,663			2,525,677

Stock-based compensation on options to employees and directors	-	-	-	-	1,432,763			1,432,763

Stock-based compensation on options to non-employees	-	-	-	-	85,034			85,034

Net (loss)	-	-	-	-	-		(18,271,434)	(18,271,434)

Balance as of December 31, 2012	-	$-	63,405,118	$634	$101,118,082	$-	$(67,918,445)	$33,200,271 $

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012
Cash flows from operating activities
Net (loss)	$(18,271,434)	$(15,063,055)	$(7,559,131)	$(67,918,445)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
Depreciation	220,385	174,027	86,960	600,551
In-process research and development write-off	-	-	-	3,222,831
Stock-based compensation	1,517,797	1,920,926	883,425	11,517,933
Liability in respect of employees severance payments	96,722	63,839	80,601	381,399
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and prepaid expenses	(66,169)	313,148	(557,112)	(395,136)
Increase (decrease) in trade payables	554,711	321,632	(30,289)	903,410
Increase in related parties payable	4,141	14,033	3,723	225,480
Long term deposit exchange rate differences	(1,117)	229	(22)	(932)
Decrease (increase) in accrued expenses and other liabilities	(442,436)	285,235	848,623	1,075,018
Net cash (used in) operating activities	(16,387,400)	(11,969,986)	(6,243,222)	(50,387,891)

Cash flows from investing activities
Purchase of property and equipment	(484,196)	(721,997)	(152,929)	(1,748,260)
Payment for the acquisition of Prolor Ltd.	-	-	-	(474,837)
Assets held for employees’ severance payments	(70,092)	(41,039)	(69,022)	(304,477)
Long term deposit	-	(2,367)	(392)	(4,643)
Short term deposit	(9,925,439)	1,300,269	(1,439,269)	(10,064,439)
Decrease (increase) in restricted cash	21,706	(54,611)	(11,202)	(135,837)
Net cash provided by (used in) investing activities	(10,458,021)	480,255	(1,672,814)	(12,732,493)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

U.S. dollars

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012
Cash flows from financing activities
Short term bank credit	-	-	-	(2,841)
Proceeds from loans	-	-	-	(173,000)
Principal payment of loans	-	-	-	173,000
Proceeds from exercise of options	51,380	344,305	868,683	1,282,073
Contributed profit from shareholder's transaction	-	17,012	-	17,012
Proceeds from exercise of warrants	2,525,677	307,535	795,833	3,629,045
Proceeds from offerings of stock, net of issuance costs	34,855,569	-	26,876,684	82,043,987
Net cash provided by financing activities	37,432,626	668,852	28,541,200	86,969,276

Increase (decrease) in cash and cash equivalents	10,587,205	(10,820,879)	20,625,164	23,848,892
Cash and cash equivalents at the beginning of the period	13,261,687	24,082,566	3,457,402	-

Cash and cash equivalents at the end of the period	$23,848,892	$13,261,687	$24,082,566	$23,848,892

Non cash transactions:
Cashless exercise of 567,040, 169,361 and 917,421 outstanding stock warrants to 331,905, 120,265 and 625,797 shares of common stock	$3	$1	$6	$10
Conversion of preferred stock to common stock	$-	$-	$18	$18
Employee options exercised to shares of common stock	$-	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$-	$73

Additional information:
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest expense	$-	$-	$-	$353,736

Payment for the acquisition of Prolor Ltd.:
Issuance expenses	$-	$-	$-	$(356,979)
Loan granted by the Company to Prolor Ltd.	-	-	-	(497,575)
Cash at date of acquisition in Prolor Ltd.	-	-	-	379,717
	$-	$-	$-	$(474,837)

The accompanying notes are an integral part of the consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 1:-     GENERAL

a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company utilizing an exclusive license from Washington University to patented technology for the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor Biotech Ltd. (“Prolor Ltd.”), formerly named ModigeneTech Ltd.

b.	The Company devotes substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage, commencing May 31, 2005 (inception date) aggregated $67,918,445 at December 31, 2012. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

The Company is entitled to receive research and development ("R&D") grants from the Israeli government on approved projects during the year 2013. The Company believes that its current cash sources with the anticipated R&D grants will enable the continuance of the Company’s activities for at least twelve months with no need for additional fundraising.

c.	On May 9, 2007, Modigene Inc., a Delaware corporation, Modigene Acquisition Corp., a wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and the Company entered into a merger agreement (the “Merger Agreement”). Pursuant to the Merger Agreement, the Acquisition Subsidiary merged (the “Merger”) with and into Modigene Inc. with Modigene Inc. remaining as the surviving entity and a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization. The Company has continued the business operations of Modigene Inc. as a publicly-traded company under the name Prolor Biotech, Inc. In the Merger, the stockholders of Modigene Inc. received a total of 13,588,552 shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), in exchange for all of their shares of capital stock of Modigene Inc. Pursuant to the Merger Agreement, the Company became the holding company of Modigene Inc. and Prolor Ltd. Contemporaneously with the closing of the Merger, the Company split off its wholly-owned subsidiary, Liaison Design Group, LLC., through the sale of all of the membership interests of the subsidiary.

d.	In December 2005, Modigene Inc. acquired all of the outstanding shares of Prolor Ltd., an Israeli-based corporation, in consideration for shares of common stock of Modigene Inc. The fair value of the common stock issued and the options granted for the acquisition was $2,628,566.

In connection with the transaction, Modigene Inc. also issued shares of common stock, valued at $3,514,369, to Modigene Inc.’s founders for their services as the agents in the transaction.

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The functional currency of the Company is the U.S dollar, as the U.S. dollar is the primary currency of the economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. The majority of Prolor Ltd.’s operations are currently conducted in Israel in New Israeli Shekel and in Euro. Financing and investing activities including loans and equity transactions from the parent company are made in U.S. dollars, there are no funds generated by the foreign subsidiary in operating activities, and it is unable to exit without these cash infusions. Accordingly, the functional and reporting currency of the Company is the parent company's currency which is the U.S. dollar. Monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars. All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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
Bank deposits with maturities of more than three months and up to one year were included in short-term bank deposits. As of December 31, 2012 the bank deposits were held in U.S. $ and bore interest at a weighted average annual interest rate of 1.2%. The deposits are presented at their cost, including accrued interest.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

i.	Restricted cash:
Cash and cash items which are restricted as to withdrawal or usage. Restricted cash includes legally restricted deposits held as compensating balances against a rent agreement to assure future credit availability. Restricted cash is classified as short term according to the restriction terms.

j.	Accounts receivable:
Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts. As of December 31, 2012 and 2011, the Company has not accrued an allowance for uncollectible accounts.

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

Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. No impairments were recognized from May 31, 2005 (inception date) through December 31, 2012.

l.	Accounting for stock-based compensation:

ASC 718 - “Compensation-stock Compensation”- (“ASC 718”) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

The Company recognizes compensation expense for the value of its awards on a straight line basis over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon comparable companies in the industry in the absence of historical data of the Company. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on annual risk free rates yield rates of non-indexed linked U.S. Federal Reserve treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

m.	Research and development costs and participations:

R&D costs are expensed as they are incurred and consist of salaries, stock-based compensation benefits and other personnel related costs, fees paid to consultants, clinical trials and related clinical manufacturing costs, license and milestone fees, and facilities and overhead costs. Participations from the Israeli government for development of approved projects are recognized as a reduction of expenses as the related costs are incurred.

n.	Assets held for employees’ severance payments:

Assets held for employees’ severance payments represent contributions to insurance policies that are recorded at their current redemption value.

o.	Liability in respect of employees' severance payments:

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

According to agreements with key employees who are related parties of the Company, upon retirement, such employees will be entitled to receive a lump-sum payment; therefore, the Company does not accumulate severance pay for those employees, and the sum will be expensed at a time when the Company has to pay such payments according to the employment agreements. Since July 1, 2009 all new employment agreements have implemented Section 14 of the Israeli Severance Pay Law, mandating that upon termination of such employees’ employment, the Company shall release to them all the amounts accrued in their insurance policies. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds. Severance (income) expenses for the years ended December 31, 2012, 2011 and 2010 and the period from May 31, 2005 (inception date) through December 31, 2012 amounted to $26,630, $22,800, $11,579, and $76,922, respectively.

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

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts or any other hedging arrangements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$23,848,892	$23,848,892	$-	$-
Short term deposits	10,064,439	10,064,439	-	-
Restricted cash	135,837	135,837	-	-
Total assets at fair value	$34,049,168	$34,049,168	$-	$-

	Fair Value Measurements at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$13,261,687	$13,261,687	$-	$-
Short term deposits	139,000	139,000	-	-
Restricted cash	157,543	157,543	-	-
Total assets at fair value	$13,558,230	$13,558,230	$-	$-

s.	Royalty-bearing grants:
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time Prolor Ltd. is entitled to such grants, on the basis of the costs incurred and included as a reduction of research and development costs. Research and development grants received by the Company reduced R&D expenses by $958,194, $1,581,097, $1,383,806 and $5,922,888 for the years ended December 31, 2012, 2011, 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012, respectively. R&D grants receivable as of December 31, 2012 were $889.

t.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding stock options and warrants have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The total weighted average number of common shares related to stock options and warrants excluded from the calculations of diluted loss per share were 6,287,759, 9,858,735 and 16,931,505 for the years ended December 31, 2012, 2011 and 2010, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

Effective June 16, 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the  face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are applied for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on its consolidated results of operation and financial condition.

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

There were various other updates recently issued.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects disclosures only, it is not expected to have a material impact on the Company's consolidated results of operation and financial condition.

w.	Reclassification:

Certain 2011 and 2010 amounts have been reclassified to conform with the current year presentation.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2012	2011
Israeli government authorities	$276,604	$271,219
Prepaid expenses	118,809	58,025
	$395,413	$329,244

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2012	2011
Cost:
Office furniture and equipment	$41,767	$39,570
Computers and electronic equipment	141,574	131,723
Laboratory equipment	1,226,909	773,174
Leasehold improvements	370,136	351,723
	1,780,386	1,296,190
Accumulated depreciation:
Office furniture and equipment	8,340	6,170
Computers and electronic equipment	106,750	83,236
Laboratory equipment	421,137	280,347
Leasehold improvements	82,094	28,183
	618,321	397,936
Depreciated cost	$1,162,065	$898,254

Depreciation expenses for the years ended December 31, 2012, 2011, 2010 and for the period from May 31, 2005 (inception date) through December 31, 2012 were $220,385, $174,027, $86,960 and $600,551, respectively.

NOTE 5:-	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2012	2011
Employees and payroll accruals	$213,020	$183,761
Accrued expenses	983,014	1,454,709
	$1,196,034	$1,638,470

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	Prolor Ltd. is committed to pay royalties to the Government of Israel with respect to the proceeds from sales of products developed in the framework of projects in which the Israeli Government paid a portion of the expenses. Under the terms of the funding received from the Israeli Office of the Chief Scientist (the “Chief Scientist”), royalty payments are computed on the sales proceeds from such products at the rate of 3%. The contingent liability to the Chief Scientist is limited to the amount of the grants received plus per annum interest at the LIBOR rate. As of December 31, 2012, no royalties had been paid or accrued. The Company has committed to the Chief Scientist to keep the know-how and production rights in the framework of the abovementioned projects under Prolor Ltd.’s possession.

b.	In February 2007, the Company entered into a license agreement with Washington University, amending a prior license agreement. Pursuant to the new License Agreement, Washington University granted the Company an exclusive license to certain patents necessary to the Company for its developments. Under the License Agreement, the Company has the right to sub-license the licensed patents. The License Agreement terminates in 2018 when the last of the patents licensed to the Company under the License Agreement expires, unless terminated earlier.

Under the License Agreement, the Company was required to pay an initial fee of $100,000.  In addition, the Company is required to pay annual license maintenance fees of $30,000 (payable until the first commercial

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (continued)

b.	sale); royalty fees of 1.5% to 5% from net revenues (with certain required minimum royalties after the first commercial sale of $10,000, $20,000 and $40,000 for the first, second, and third year and beyond, respectively), and sub-licensing fees of 7.5% to 20% on sub-licensing payments. Pursuant to the License Agreement, the Company is also responsible for milestone payments of $15,000 for each molecule at investigational new drug application filing, $30,000 at the initiation of a Phase II clinical trial and $40,000 at the initiation of a Phase III clinical trial.

c.	On December 30, 2010, Prolor Ltd. entered into a definitive license agreement with Yeda Research and Development Company Ltd., the technology transfer and commercial arm of the Weizmann Institute of Science ("Yeda"), for novel technology utilized in the development of long-acting therapeutic peptides and small molecules. The Company has been developing, under a limited option-to-license agreement from Yeda, a long-acting drug compound using this technology, and the Company has exercised its option to license the technology. The definitive license agreement has an expanded scope and includes all therapeutic indications, with the exception of hemophilia and insulin. The license will remain in force in each of Israel and the United States with respect to each product until the later of: (1) the date of expiry of the last of the patents; or (2) the expiry of a continuous period of 15 years during which there shall not have been a commercial sale of any product in any of the countries as detailed in the agreement.

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

d.	The Company entered into employment and/or consulting agreements with its Chief Executive Officer ("CEO"), President and its Chief Scientific Officer ("CSO") to provide certain consulting services to the Company. Under the agreements, an annual cash target bonus of up to $60,000, $95,000 and $0 could be paid each year, respectively. The CSO is entitled to milestone payments of up to $102,000 upon successful completion of the milestones, as determined by his agreement. As of December 31, 2012 no milestone payments had been paid or accrued. The agreements terminate upon the occurrence of: (a) the consultants' or employee’s material breach of their respective obligations under the agreements; (b) the consultants' or employee’s voluntary termination, or (c) the Company's voluntary termination of such agreements. At the occurrence of the event described in the preceding clause (c), the Company would be required to pay the CEO and the CSO lump-sum amounts of $40,000 and $18,000, respectively, and the President would be entitled to receive a lump-sum payment equal to the lesser of (i) his base compensation for 12 months and (ii) his base compensation for the remainder of the then-current term, and all unvested stock options would immediately vest and become exercisable. As of December 31, 2012, no liability for the lump-sum payments was accrued or paid.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 6:-     COMMITMENTS AND CONTINGENT LIABILITIES (continued)

e.	Operating leases:

Prolor Ltd. rents its offices under a lease operating agreement. Aggregate minimum annual rental commitments, under non-cancelable leases, as of December 31, 2012 were $51,935 for the year ending December 31, 2013.

Rent expenses for the years ended December 31, 2012, 2011, 2010 and for the period from May 31, 2005 (date of inception) to December 31, 2012 were $187,723, $323,312, $113,335 and $999,092, respectively.

NOTE 7 -     RELATED PARTY TRANSACTIONS

On May 16, 2012, the Company issued 7,475,000 shares of Common Stock in an underwritten public offering. Refer to Note 9. Of these shares, an aggregate of 1,000,000 shares of Common Stock were purchased by the Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, the Company’s Chairman of the Board and principal stockholder, at a price of $5 per share, which was the same price at which the shares were offered and sold to the public.

NOTE 8:-     STOCKHOLDERS’ EQUITY

a.	The Company's Common Stock is listed on both the NYSE MKT and on the Tel-Aviv Stock Exchange.

b.	Rights of holders of Common Stock

The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Subject to any preferential rights of any outstanding series of preferred stock created by the Board from time to time, the common stockholders will be entitled to such cash dividends as may be declared from time to time by the Board from funds available. Subject to any preferential rights of any outstanding series of preferred stock, upon liquidation, dissolution or winding up of the Company, the common stockholders will be entitled to receive pro rata all assets available for distribution to such holders. There were no shares of preferred stock outstanding at December 31, 2012.

c.	Issuance of Common Stock in 2012

On May 16, 2012, the Company issued 7,475,000 shares of Common Stock in an underwritten public offering at a price of $5 per share (before underwriting discounts and commissions). The 7,475,000 shares issued included 975,000 shares issued pursuant to the underwriters’ overallotment option, which was exercised in full.

The following table reflects the proceeds received from the issuance of shares:

	Number of shares	Amount

Original issuance	6,500,000	$32,500,000
Over allotment	975,000	4,875,000
Total	7,475,000	37,375,000
Underwriters discount and commissions (1)	-	(2,104,375)
Offering expenses	-	(415,056)
Net proceeds	7,475,000	$34,855,569

(1)	The underwriters did not receive an underwriting discount or commission on the sale of 1,000,000 shares of Common Stock to Frost Gamma Investments Trust, an entity affiliated with Dr. Frost, the Company's Chairman of Board of Directors. Refer to Note 7.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

c.	Issuance of Common Stock in 2012 (continued)

During the year ended December 31, 2012 the Company issued 1,364,760 shares of Common Stock for total proceeds of $2,577,057 in connection with an exercise of:

# of shares issued	Exercise price	# of Stock options exercised	# of Stock warrants exercised
19,200	$2.500	19,200	-
1,000	$0.879	1,000	-
1,667	$1.500	1,667	-
22,330	Cashless - $0.880	-	27,373
309,575	Cashless - $2.500	-	539,667
1,009,859	$2.500	-	1,009,859
1,129	$0.880	-	1,129
1,364,760		21,867	1,578,028

d.	Issuances of Common Stock in 2011

During the year ended December 31, 2011 the Company issued 448,730 shares of Common Stock for total proceeds of $651,840 in connection with an exercise of:

# of shares issued	Exercise price	# of Stock options exercised	# of Stock warrants exercised
85,119	$2.500	85,119	-
85,332	$0.879	85,332	-
25,000	$2.000	25,000	-
10,000	$0.650	10,000	-
55,779	Cashless – $2.500	-	93,659
64,486	Cashless – $0.880	-	75,702
123,014	$2.500	-	123,014
448,730		205,451	292,375

e.	On December 15, 2010, in a private transaction, the Company entered into a securities purchase agreement with a private investor (the “Investor”), pursuant to which the Investor purchased an aggregate of 444,445 shares (the “Shares”) of Common Stock at a purchase price of NIS 22.5 per share. The total consideration amounted to $2,731,443 ($2,787,196 net of $55,753 issuing expenses). The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 under the Securities Act.

On March 11, 2010 and March 17, 2010, the Company entered into two substantially identical securities purchase agreements with certain private investors (the “Investors”), pursuant to which the Investors purchased an aggregate of 10,382,975 shares (the “Shares”) of Common Stock at a purchase price of $2.35 per Share. On March 17, 2010, the Company closed on the issuance of the Shares for aggregate consideration of $24,145,241 ($24,399,991 net of $254,750 of issuing expenses).

The Shares have not been registered under the Securities Act and are “restricted securities” as that term is defined by Rule 144 under the Securities Act.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

e.	On July 22, 2009, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of related parties of the Company (the “Investors”), pursuant to which the Investors purchased 1,000,000 shares (the “Shares”) of the Company’s 10% Series B Cumulative Convertible Preferred Stock, par value $0.00001 per share, at a purchase price of $2.00 per share, for a total consideration of $2,000,000.

On May 20, 2010 all 1,000,000 issued and outstanding shares of Series B Preferred Stock were converted into 2,167,780 shares of Common Stock for no additional consideration.

On March 25, 2008, the Company entered into a securities purchase agreement with a group of related parties (the “Investors”), pursuant to which it sold to the Investors an aggregate of 800,000 shares of Series A preferred stock, $0.00001 par value per share, at $2.50 per share, for an aggregate purchase price of $2,000,000. On May 21, 2010 all 800,000 issued and outstanding shares of Series A Preferred Stock were converted into 4,000,000 shares of Common Stock for no additional consideration.

.	On May 9, 2007, simultaneously with the closing of the Merger discussed in note 1c., the Company completed the first phase of a private placement (the “Offering”) of 6,418,814 units of its securities at a purchase price of $1.50 per unit, with each unit consisting of one share of Common Stock and a five year warrant to purchase one-quarter of one share of Common Stock for an exercise price of $2.50 per whole share. The Company raised total cash consideration of $9,628,212 before expenses. Upon the completion of the first phase of the Offering the Company issued warrants to purchase up to an aggregate of 242,324 shares of Common Stock to broker/dealers who assisted in the Offering.

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

f.	Warrants:

Following is a summary of the warrants granted:

	December 31, 2012
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the year	2,007,856	$2.153
Exercised	(28,502)	$0.880
Exercised	(1,549,536)	$2.500
Forfeited	(109,212)	$2.500
Outstanding and exercisable at the end of the year	320,606	$0.880

	December 31, 2011
	Number	Weighted Average
	of warrants	Exercise Price
Outstanding and exercisable at the beginning of the year	2,300,231	$2.144
Exercised	(136,503)	$2.500
Exercised	(155,872)	$0.880
Outstanding and exercisable at the end of the year	2,007,856	$2.153

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

f.	Warrants (continued):

Proceeds from exercise of 1,578,038, 292,375 and 3,129,106 warrants into 1,342,893, 243,279 and 2,543,958 shares of Common Stock in the years ended December 31, 2012, 2011 and the period from May 31, 2005 (Date of Inception) to December 31, 2012, were $2,525,677, $307,535 and $3,629,045, respectively.

Total aggregate intrinsic value of warrants outstanding as of December 31, 2012 was $1,304,866.

The warrants provide for the purchase of shares of Common Stock. At the option of the holder, the warrants may be exercised by cash payment of the exercise price or by “cashless exercise.”

The exercise price and number of shares of Common Stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

g.	Stock options:

As of December 31, 2012, the Company had two stock option plans, under which outstanding stock options to purchase 1,155,797 shares of Common Stock had been granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 4,358,241 shares had been granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan” and, together with the 2005 Plan, the “Equity Incentive Plans”). The Company has issued the maximum number of shares authorized under the 2005 Plan. On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares.

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

The Company applies ASC 505-50, “Equity Based Payments to Non Employees” (“ASC 505-50”), with respect to options issued to non-employees. The Company has accounted for these grants under the fair value method of ASC 505-50, estimated using the Black-Scholes Merton option-pricing model.

The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plans to employees, directors and consultants included in the consolidated statements of operations:

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012(1)
Research and development	$709,513	$641,952	$414,830	$6,630,333
General and administrative	808,284	1,278,974	468,595	4,887,600
Total	$1,517,797	$1,920,926	$883,425	$11,517,933

(1)	Stock-based compensation expenses for the period from May 31, 2005 (date of inception) through December 31, 2012 includes $3,876,966 expensed in the acquisition of Prolor Biotech Ltd. and on behalf of deferred compensation on restricted shares.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

g.	Stock options: (continued)
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

A summary of the stock options granted during 2012 and 2011 under the 2007 Plan is as follows:

1.	On November 13, 2012, the Company’s Board of Directors approved grants of 10,000 options to director under the 2007 Plan, which grants have one-year vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted November 13, 2012 to directors was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	1.59%
Expected life of options (in years)	9.68
Expected volatility	64.45%
Expected dividend yield	None
Fair value	$3.20

2.	On January 24, 2012, the Company’s Board of Directors approved grants of 208,000 options to non-management employees under the 2007 Plan, which grants have four-year vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted January 24, 2012 to employees was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

g.	Stock options: (continued)

Risk-free interest rate	2.08%
Expected life of options (in years)	9.54
Expected volatility	55.54%
Expected dividend yield	None
Fair value	$4.06

3.	On April 8, 2011, the Company’s Board of Directors approved grants of 30,000 options to non-management employees under the 2007 Plan, which grants have four-year vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted April 8, 2011 to employees was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	0.11%
Expected life of options (in years)	6.25
Expected volatility	41.93%
Expected dividend yield	None
Fair value	$2.20

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

4.	On April 8, 2011, the Company’s Board of Directors approved grants of 150,000 options to directors under the 2007 Plan, which grants have one-year annual vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted April 8, 2011 to directors was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	0.11%
Expected life of options (in years)	5.50
Expected volatility	41.93%
Expected dividend yield	None
Fair value	$2.07

5.	On January 13, 2011, the Company’s Board of Directors approved grants of 129,000 options to non-management employees under the 2007 Plan, which grants have four-year vesting and an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for options granted January 13, 2011 to employees was estimated at the date of grant using the Black-Scholes Merton options pricing model with the following assumptions:

Risk-free interest rate	0.26%
Expected life of options (in years)	6.25
Expected volatility	61.61%
Expected dividend yield	None
Fair value	$3.67

6.	As consideration for consulting services, on April 24, 2012, the Company’s Board of Directors approved grant of 25,000 stock options under the 2007 Plan to a service provider, which grant is subject four-year vesting and has an exercise price equal to the closing price of the Common Stock on the date of grant.
The fair value for options granted April 24, 2012 to the service provider were estimated using the Black-Scholes Merton options pricing model with the following assumptions:

December 31,
2012
Risk-free interest rate	1.78%
Expected life of options (in years)	9.01
Expected volatility	64.98%
Expected dividend yield	None
Fair value	$3.334

7.	As consideration for consulting services, on April 8, 2011, the Company’s Board of Directors approved grant of 15,000 stock options under the 2007 Plan to a service provider which grant is subject to four-year vesting and has an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for the non-vested options granted April 8, 2011 to the service provider were estimated using the Black-Scholes Merton options pricing model with the following assumptions:

	Nonvested	Vested
	December 31,	April 8,
	2012	2012
Risk-free interest rate	1.48%	1.34%
Expected life of options (in years)	8.26	8.5
Expected volatility	64.98%	62.01%
Expected dividend yield	None	None
Fair value	$3.24	3.00

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

g.	Stock options: (continued)

8.	As consideration for consulting services, on January 13, 2011, the Company’s Board of Directors approved grant of 60,000 stock options under the 2007 Plan to 3 service providers , which grants are subject to four-year vesting and have an exercise price equal to the closing price of the Common Stock on the date of grant.

The fair value for the non-vested options granted January 13, 2011 to the service providers were estimated using the Black-Scholes Merton options pricing model with the following assumptions:

	Nonvested	Vested
	December 31,	January 13,
	2012	2012
Risk-free interest rate	1.78%	1.61%
Expected life of options (in years)	9.01	8.5
Expected volatility	64.98%	54.18%
Expected dividend yield	None	None
Fair value	$3.00	3.81

Following is a summary of the stock options granted under the 2005 and 2007 Plans:

	December 31, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	5,302,895	$2.07
Granted under the 2007 plan	208,000	$6.27
Granted under the 2007 plan	25,000	$5.71
Granted under the 2007 plan	10,000	$4.52
Forfeited	(10,000)	$5.87
Exercised	(21,867)	$2.35
Outstanding at the end of the year	5,514,038	$2.24
Options exercisable	4,578,038	$1.61
Weighted average fair value of options granted during 2012		$3.95

	December 31, 2011
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	5,134,346	$1.80
Forfeited	(10,000)	$6.23
Exercised	(205,451)	$1.68
Granted under the 2007 plan	189,000	$6.23
Granted under the 2007 plan	195,000	$5.05
Outstanding at the end of the year	5,302,895	$2.07

Options exercisable	3,550,960	$1.30
Weighted average fair value of options granted during 2011		$5.84

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 8:-     STOCKHOLDERS’ EQUITY (continued)

g.	Stock options: (continued)

Following is a summary of the nonvested shares as of December 31, 2012 and the changes during the year:

	December 31, 2012
	Number of Options	Weighted average Fair Value
Balance at the beginning of the year	1,751,935	$2.13
Granted during the year	243,000	$3.95
Vested during the year	(1,048,935)	$1.61
Forfeited during the year	(10,000)	$3.13
Balance at the end of the year	936,000	$2.20

As of December 31, 2012 the total unrecognized estimated compensation cost related to non-vested share based compensation arrangements was $1,167,715, which is expected to be recognized over a weighted average period of 3 years.

The options outstanding as of December 31, 2012 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable	Intrinsic Value of Options Outstanding	Fair value estimated at grant day
$0.65	365,000	6.09	356,250	$4.30	$0.53
$0.88	896,942	3.29	896,942	$4.07	$0.59
$0.90	1,937,239	5.17	1,937,239	$4.05	$0.74
$0.93	25,000	5.18	25,000	$4.02	$0.74
$1.32	93,855	3.50	93,855	$3.63	$0.64
$1.50	119,502	5.31	119,502	$3.45	$0.58
$2.00	400,000	4.36	400,000	$2.95	$1.52
$2.50	19,500	4.37	19,500	$2.45	$1.20
$2.35	50,000	7.02	25,000	$2.60	$1.98
$2.40	500,000	7.03	250,000	$2.55	$2.00
$2.50	19,500	4.37	19,500	$2.45	$1.20
$6.47	500,000	8.01	250,000	$0.00	$3.84
$5.47	190,000	8.60	160,000	$0.00	$2.18
$6.23	179,000	8.04	44,750	$0.00	$3.44
$6.27	203,000	9.07	-	$0.00	$4.06
$5.71	25,000	9.32	-	$0.00	$3.33
$4.52	10,000	9.87	-	$0.43	$3.20
	5,514,038		4,578,038

The total intrinsic value of options exercised during 2012 and 2011 was $73,402 and $694,928, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 9:-     INCOME TAXES

a.	Losses for tax purposes:

Carry-forward tax losses of the Company and Modigene Inc. total approximately $4.9 million as of December 31, 2012. Prolor Ltd.’s Carry-forward tax losses as of December 31, 2011 were $50 million which may be carried forward and offset against taxable income of Prolor Ltd. in the future for an indefinite period.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.

As of December 31, 2012, the Company has provided full valuation allowance in respect of deferred tax assets. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

NOTE 10:-     RESEARCH AND DEVELOPMENT EXPENSES, NET

				Period from May 31, 2005 (date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012

Salaries and related amounts	$2,393,120	$2,085,448	$1,555,148	$9,949,679
Consultants	1,098,671	1,081,909	596,401	5,441,584
Clinical trails	9,271,755	7,202,654	2,804,199	24,405,735
In Process Research and Development write-off	-	-	-	3,222,831
Materials	1,781,098	1,521,960	969,735	6,388,352
Rent and maintenance	374,951	348,072	139,608	1,208,464
Depreciation and other expenses	1,071,581	962,335	633,346	3,654,403
Research and development expenses	15,991,176	13,202,378	6,698,437	54,271,048
Less – Government grants and participation	(958,194)	(1,581,097)	(1,383,806)	(5,922,888)
	$15,032,982	$11,621,281	$5,314,631	$48,348,160

As for the Company’s government grants and participation – see note 2s.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 11:-     GENERAL AND ADMINISTRATIVE EXPENSES

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012
Salaries and related amounts	$1,027,541	$1,021,841	$848,384	$5,061,011
Stock based compensation to directors	737,353	1,222,641	690,234	4,949,276
Professional services and other fees	967,467	499,504	683,781	4,327,085
Other	623,688	482,060	139,796	5,770,767
	$3,356,049	$3,226,046	$2,362,195	$20,108,139

NOTE 12:-     FINANCIAL (EXPENSES) INCOME, NET

				Period from
				May 31, 2005
				(date of inception)
	Year ended December 31,			to December 31,
	2012	2011	2010	2012
Financial income	$114,938	$123,378	$50,932	$1,160,690
Financial (expenses)	(23,739)	(26,009)	(13,538)	(193,309)
Exchange rate differences gain (loss)	26,398	(313,097)	80,301	(429,527)
	$117,597	$(215,728)	$117,695	$537,854

NOTE 13:-     SUBSEQUENT EVENTS

a.	Subsequent to December 31, 2012 and through February 28, 2013, Company issued 25,000 shares of Common Stock in connection with the exercise of outstanding warrants and options.
b.	On February 4, 2013, the Compensation Committee of the Board of Directors (the “Committee”) awarded 100,000 shares of restricted Common Stock to each of the Company’s CEO and to the Company’s President, and 50,000 shares of restricted Common Stock to the Chief Operating Officer of the Company’s wholly owned subsidiary ("COO"). In addition, the Committee awarded options to purchase 400,000 shares of Common Stock to each of the Company’s CEO and to the Company’s President and options to purchase 200,000 shares of Common Stock to the COO. All of the foregoing awards were made under the Company’s 2007 Equity Incentive Plan, which the Committee amended on February 4, 2013 to increase the number of shares of Common Stock available for awards thereunder from 6,000,000 to 10,000,000 (the “Plan Amendment”). The Plan Amendment will become effective only upon approval thereof by the Company’s stockholders at the Company’s 2013 Annual Meeting. Of the foregoing awards, options to purchase 80,000 shares of Common Stock, in the case of each of the Company’s CEO and to the Company’s President, and options to purchase 66,000 shares of Common Stock, in the case of the COO, were granted subject to approval of the Plan Amendment by the Company’s stockholders. All such Common Stock and option awards vest in twelve equal monthly installments, commencing on March 4, 2013.

PROLOR BIOTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

U.S. dollars

NOTE 14:-     SELECTED QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial information is as follows:

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
2012:
Revenues	$-	$-	$-	$-
Operating (loss)	$(5,093,850)	$(2,985,055)	$(5,596,080)	$(4,714,046)
Net (loss)	$(4,999,371)	$(3,069,493)	$(5,500,679)	$(4,701,891)

(Loss) per share (basic & diluted)	$(0.09)	$(0.05)	$(0.09)	$(0.07)
Weighted average number of shares outstanding	54,730,050	59,311,044	63,403,515	63,405,128
2011:
Revenues	$-	$-	$-	$-
Operating (loss)	$(3,744,157)	$(3,255,161)	$(2,934,577)	$(4,913,432)
Net (loss)	$(3,466,977)	$(3,089,931)	$(3,484,473)	$(5,021,674)

(Loss) per share (basic & diluted)	$(0.08)	$(0.07)	$(0.06)	$(0.09)
Weighted average number of shares outstanding	43,359,771	43,408,866	54,341,742	54,531,130

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2007 and incorporated by reference herein.

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2009 and incorporated by reference herein.

3.3	Amended and Restated Bylaws of Modigene Inc. (n/k/a PROLOR Biotech, Inc.), filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.1	Form of Investor Warrant of Modigene Inc. issued as of May 9, 2007, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.2	Form of Warrant of Modigene Inc. issued to broker/dealers as of May 9, 2007, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.3	Form of Warrant of Modigene Inc. issued to Frost Gamma Investments Trust, Jane Hsiao, Steven D. Rubin and Subbarao Uppaluri, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.4	Warrant Agreement dated as of May 9, 2007, between Modigene Inc. and Spencer Trask Ventures, Inc., together with the form of Warrant Certificate issued thereunder, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

4.5	Certificate of Designation of Series A Convertible Preferred Stock, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2008 and incorporated by reference herein.

Exhibit	Description

4.6	Certificate of Designation of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

4.7	Specimen Certificate for Series B Preferred Stock, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.1+	Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.2+	Amendment to Consulting Agreement between Modigene Inc. and Abraham (Avri) Havron, filed as Exhibit 10.4 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.3+	Amendment to Consulting Agreement between the Company and Abraham (Avri) Havron, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.4+	Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.5+	First Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.6+	Second Amendment to Employment Agreement between Modigene Inc. and Shai Novik, filed as Exhibit 10.7 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.7+	Third Amendment to Employment Agreement between the Company and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.8+	Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.9+	First Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.9 to our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and incorporated by reference herein.

10.10+	Second Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.11+	Consulting Agreement between Prolor Ltd. and Dr. Fuad Fares, filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.12+	First Amendment to Consulting Agreement between Modigene Inc. and Dr. Fuad Fares, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 18, 2008 and incorporated by reference herein.

10.13+	Modigene Inc. 2005 Stock Incentive Plan, filed as Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.14+	Modigene Inc. 2007 Equity Incentive Plan, as amended, filed as Exhibit 10.12 to our Annual Report on Form 10-KSB filed with the SEC on March 26, 2008 and incorporated by reference herein.

10.15+	Form of Stock Option Agreement under the 2005 Stock Incentive Plan, filed as Exhibit 10.13 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.16+	Form of Stock Option Agreement under the 2007 Equity Incentive Plan, filed as Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

Exhibit	Description

10.17	Exclusive License Agreement dated February 2, 2007 between Modigene Inc. and Washington University, filed as Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.18	Form of Clinical Advisory Panel Agreement, filed as Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.19	Form of Scientific Advisory Board Agreement, filed as Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on May 14, 2007 and incorporated by reference herein.

10.20	Series B Convertible Preferred Stock Purchase Agreement, dated July 22, 2009, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009 and incorporated by reference herein.

10.21+	Third Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.22+	Fourth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 25, 2010 and incorporated by reference herein.

10.23+	Fourth Amendment to Consulting Agreement between PROLOR Biotech, Inc. and Abraham Havron, Ph.D., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.24+	Fifth Amendment to Employment Agreement between PROLOR Biotech, Inc. and Shai Novik, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.25+	Fifth Amendment to Employment Agreement between Prolor Ltd. and Dr. Eyal Fima, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated by reference herein.

10.26	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Fuad Fares D.Sc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.27+	Non-Compete Agreement, dated May 9, 2012, by and between Prolor Biotech Ltd. and Abraham Havron Ph.D., filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.28	License Agreement, dated December 30, 2010, by and between Modigenetech Ltd. (n/k/a Prolor Biotech Ltd.) and Yeda Research and Development Company Limited, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

10.29	First Addendum to License Agreement, dated August 24, 2011, by and between Modigenetech Ltd. (n/k/a Prolor Biotech Ltd.), filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 10, 2012 and incorporated by reference herein.

21	Subsidiaries of PROLOR Biotech, Inc., incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.

23.1*	Consent of Yarel + Partners

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________________

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+ Compensation plan or arrangement or management contract.