Form 10-Q
period 2013-03-31
PROLOR Biotech, Inc.
filed 2013-05-10
CIK 1268659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2013, there were 63,680,118 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,725,353	$23,848,892
Short term deposits	5,219,885	10,064,439
Accounts receivable and prepaid expenses	274,334	395,413
Restricted cash	61,650	135,837
Total Current Assets	30,281,222	34,444,581

Long-term Assets:
Property and equipment, net	1,105,695	1,162,065
Assets held for employees’ severance payments	330,315	304,477
Long term deposit	5,705	5,575
Total Long Term Assets	1,441,715	1,472,117

Total Assets	$31,722,937	$35,916,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$372,745	$913,514
Related parties payable	69,147	225,480
Accrued expenses and other liabilities	1,368,490	1,196,034
Total Current Liabilities	1,810,382.00	2,335,028

Liability in Respect of Employees Severance Payments	458,777	381,399

Commitments and Contingent Liabilities

Shareholders’ Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 63,680,118 and 63,405,118 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	636	634
Additional paid-in capital	102,116,395	101,118,082
(Deficit) accumulated during the development stage	(72,663,253)	(67,918,445)
Total Shareholders’ Equity	29,453,778	33,200,271

Total Liabilities and Shareholders’ Equity	$31,722,937	$35,916,698

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from May 31, 2005
	For the three months ended		(date of inception) to
	March 31,		March 31,
	2013	2012	2013
Revenues	$-	$-	$-

Operating expenses:

Research and development, net	(3,197,600)	(4,304,070)	(51,545,760)
General and administrative	(1,530,984)	(789,780)	(21,639,123)
Total operating expenses	(4,728,584)	(5,093,850)	(73,184,883)

Operating (loss)	(4,728,584)	(5,093,850)	(73,184,883)

Financial income (expenses), net	(16,224)	94,479	521,630

Net (loss)	$(4,744,808)	$(4,999,371)	$(72,663,253)

(Loss) per share (basic & diluted)	$(0.07)	$(0.09)

Weighted average number of shares outstanding	63,420,545	54,730,050

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Period from May 31, 2005 (date of inception) to March 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(4,744,808)	$(4,999,371)	$(72,663,253)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	62,547	51,342	663,098
In-process research and development write-off		-	3,222,831
Stock based compensation	960,813	391,675	12,478,746
Long term deposit exchange rate differences	(130)	(128)	(1,062)
(Increase) decrease in accounts receivable and prepaid expenses	121,081	(52,364)	(274,055)
Increase in accrued severance pay, net	77,378	49,513	458,777
Increase (decrease) in trade payables	(540,769)	626,802	362,641
Increase (decrease) in related parties	(156,333)	(156,533)	69,147
Increase (decrease) in accrued expenses and other liabilities	172,456	(618,229)	1,247,474
Net cash (used in) operating activities	(4,047,765)	(4,707,293)	(54,435,656)

Cash flows from investing activities
Purchase of property and equipment	(6,177)	(117,121)	(1,754,437)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(25,838)	(25,083)	(330,315)
Long term (deposit)	-	-	(4,643)
Short term (deposit) release	4,844,554	(1,745,464)	(5,219,885)
Restricted cash	74,187	98,685	(61,650)

Net cash (used in) investing activities	4,886,726	(1,790,663)	(7,845,767)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	—	-	(173,000)
Principal payment of loans	—	-	173,000
Contributed profit from shareholder’s transactions	-	-	17,012
Proceeds from issuance of shares	-	-	82,043,987
Proceeds from exercise of options	37,500.00	12,212	1,319,573
Proceeds from exercise of warrants	-	474,361	3,629,045
Net cash provided by financing activities	37,500	486,573	87,006,776

Increase (decrease) in cash and cash equivalents	876,461	(6,011,383)	24,725,353
Cash and cash equivalents at the beginning of the period	23,848,892	13,261,687	0
Cash and cash equivalents at the end of the period	$24,725,353	$7,250,304	$24,725,353

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,			Period from May 31, 2005 (date of inception) to March 31,
	2013		2012	2013
Non cash transactions:

Employee options exercised into shares		$-	$-	$140
Issuance of common stock in reverse acquisition		$-	$-	$73

Conversion of preferred to common stock		$-	$-	$18
Cashless exercise of 0, 97,390 917,421outstanding warrants to purchase0, 59,163 and 625,797 shares of common stock, respectively	$		$1	$10

Additional information:

Cash paid for income taxes		$-	$-	$-

Cash paid for interest expense		$-	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 -	GENERAL
a.	Prolor Biotech, Inc. (the “Company”) was incorporated on August 22, 2003 under the laws of the State of Nevada. The Company is a development stage biopharmaceutical company, utilizing an exclusive license from Washington University to patented technology in the development of longer-acting versions of already-approved therapeutic proteins, through its Israeli subsidiary, Prolor Biotech Ltd.

b.	The Company currently devotes substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $72,663,253 as of March 31, 2013. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional funding.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES
a.	Basis of presentation:
The accompanying unaudited financial statements of the Company are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such U.S. Securities and Exchange Commission (“SEC”) rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 and the notes thereto included in the Company’s Report on Form 10-K filed with the SEC on March 15, 2013.

b.	Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Modigene Inc. and Prolor Biotech Ltd. Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:
Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding options, warrants and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three months ended March 31, 2013 and 2012 were 6,658,244 and 7,129,749, respectively.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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
The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at March 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$24,725,353	$24,725,353	$-	$-
Short term deposits	5,219,885	5,219,885	-	-
Restricted cash	61,650	61,650	-	-
Total assets at fair value	$30,006,888	$30,006,888	$-	$-

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,848,892	$23,848,892	$-	$-
Short term deposits	10,064,439	10,064,439	-	-
Restricted cash	135,837	135,837	-	-
Total assets at fair value	$34,049,168	$34,049,168	$-	$-

e.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel and in the United States. Such deposits in Israel and the United States are not insured. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to such cash and cash equivalents.

The Company has no off-balance-sheet arrangements that subject the company to credit risk.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.	Recent accounting pronouncements:

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The objective of ASU 2011-11 is to enhance disclosures by requiring improved information about financial instruments and derivative instruments in relation to netting arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on its consolidated results of operation and financial condition.

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects only disclosures. The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	March 31,	December 31,
	2013	2012
Israeli government authorities	$199,747	$276,604
Prepaid expenses	74,587	118,809
	$274,334	$395,413

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 4 -	PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2013	2012
Cost:
Office furniture and equipment	$41,767	$41,767
Computers and electronic equipment	142,121	141,574
Laboratory equipment	1,231,711	1,226,909
Leasehold improvements	370,964	370,136
	1,786,563	1,780,386
Accumulated depreciation:
Office furniture and equipment	8,915	8,340
Computers and electronic equipment	112,842	106,750
Laboratory equipment	463,352	421,137
Leasehold improvements	95,759	82,094
	680,868	618,321
Depreciated cost	$1,105,695	$1,162,065

Depreciation expenses for the three months ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013 were $62,547, $51,342 and $663,098, respectively.

NOTE 5 -	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	December 31,
	2013	2012
Employees and payroll accruals	$269,192	$213,020
Accrued expenses	1,099,298	983,014
	$1,368,490	$1,196,034

NOTE 6 -	STOCK OPTION PLANS

As of March 31, 2013, the Company had two stock option plans, under which there were outstanding stock options to purchase 1,130,797 shares of Common Stock that were granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 5,490,741 shares of Common Stock that were granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan” and, together with the 2005 Plan, the “Equity Incentive Plans”). The Company has issued the maximum number of shares authorized under the 2005 Plan. On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares. The Company’s Board of Directors has approved a further amendment to the 2007 Plan, which, if approved by the Company’s stockholders at the Company’s 2013 Annual Meeting, would increase the number of shares of Common Stock authorized for issuance thereunder from 6,000,000 to 10,000,000.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

Options granted under the Equity Incentive Plans and the related award agreements expire ten years following the date of grant, unless earlier terminated in accordance with the terms of such grants. Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

The Company accounts for employees’ and directors’ stock-based compensation in accordance with ASC 718-10, “Share-Based Payment”. ASC 718-10 requires companies to estimate the fair value of equity-based payment awards at the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements.

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

The following table summarizes all share-based compensation expenses related to grants under the Equity Incentive Plans to employees, directors and consultants included in the Company’s consolidated statements of operations contained in this Quarterly Report on Form 10-Q:

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2013	2012	2013
Research and development	$347,419	$149,092	$6,977,752
General and administrative	613,394	242,583	5,500,994
Total	$960,813	$391,675	$12,478,746

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

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

The following is a summary of the stock options granted under the 2005 Plan and the 2007 Plan:

	For the three months ended March 31, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,514,038	$2.24
Exercised	25,000	$0.88
Issued under the 2007 Plan	1,132,500	$4.74

Outstanding at the end of the period	6,621,538	$2.67
Options exercisable	4,865,538	$1.64

	For the three months ended March 31, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,302,905	$2.07
Exercised	(5,533)	$2.21
Issued under the 2007 Plan	197,000	$6.27
Outstanding at the end of the period	5,494,372	$2.22
Options exercisable	4,304,080	$1.33

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 6 -	STOCK OPTION PLANS (CONTINUED)

The total unrecognized estimated compensation cost related to non-vested stock options granted through March 31, 2013 was $4,267,081, which is expected to be recognized over a period of up to four years.

The options outstanding as of March 31, 2013 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable	Intrinsic Value of Options Outstanding	Fair value estimated at grant day
$0.65	365,000	5.85	365,000	4.41	0.53
$0.88	871,942	3.06	871,942	4.17	0.59
$0.90	1,937,239	4.92	1,937,239	4.16	0.74
$0.93	25,000	4.93	25,000	4.13	0.74
$1.32	93,855	3.26	93,855	3.74	0.64
$1.50	119,502	5.07	119,502	3.56	0.58
$2.00	400,000	4.11	400,000	3.06	1.52
$2.35	50,000	6.77	37,500	2.71	1.98
$2.40	500,000	6.79	375,000	2.66	2
$2.50	19,500	4.12	19,500	2.56	1.20
$4.52	10,000	9.63	0	0.54	3.2
$4.74	1,132,500	4.74	64,500	0.32	3.42
$5.47	190,000	8.35	160,000	0	2.19
$5.71	25,000	9.07	6,250	0	3.42
$6.23	179,000	7.79	89,500	0	2.44
$6.27	203,000	8.82	50,750	0	3.48
$6.47	500,000	7.76	250,000	0	3.84
	6,621,538		4,865,538

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 7 -	STOCK WARRANTS

	For the three months ended March 31, 2013
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	321,335		$0.88
Exercised	-		-
Exercised	-		-
Forfeited	-		-
Outstanding and exercisable at the end of the period	321,335	$

	For the three months ended March 31, 2012
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,007,856	$2.15
Exercised	(270,258)	$2.50
Exercised	(7,038)	$0.88
Outstanding and exercisable at the end of the period	1,730,560	$2.10

Proceeds from the exercise of 0 and 277,296 warrants into 0 and 239,069 shares of Common Stock for the three months ended March 31, 2013 and 2012, respectively, were $0 and $474,361, respectively. Proceeds from the exercise of 3,129,106 warrants into 2,543,958 shares of Common Stock for the period from May 31, 2005 (date of inception) to March 31, 2013 were $3,629,045

Total aggregate intrinsic value of warrants outstanding as of March 31, 2013 and 2012 was $1,340,133 and $1,306,866, respectively.

NOTE 8 -	COMMITMENTS AND CONTINGENT LIABILITIES

On March 13, 2011, the Company’s wholly owned subsidiary, Prolor Biotech Ltd. (“Prolor Ltd.”), entered into a lease for office premises for an original term that ended March 2013. The lease may be renewed annually for up to five successive one-year periods, unless sooner terminated, and such lease was renewed for a one-year period upon expiration of the original term. Aggregate minimum rental commitments under the non-cancelable lease as of March 31, 2013 were as follows:

Year ended March 31,

2014	$212,582

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 9 - COMMON STOCK

On February 4, 2013, the Company awarded its President, Chief Executive Officer and the Chief Operating Officer of Prolor Ltd., an aggregate of 100,000, 100,000 and 50,000 shares of restricted Common Stock, subject to the terms and conditions of 2007 Plan. The shares vest in equal monthly installments over 12 months following the date of grant. Each such share of restricted stock was valued at $4.74 on the date of grant, and the Company recorded $197,500 as-stock based compensation expense for the quarter ended March 31, 2013.

During the three months ended March 31, 2013, the Company issued additional shares of Common Stock as follows:

- 25,000 shares upon the exercise of 25,000 options at an exercise price of $1.5 per share.

NOTE 10 - FINANCIAL (EXPENSES) INCOME, NET

			Period from May 31, 2005
	For the three months ended		(date of inception)
	March 31,		to March 31,
	2013	2012	2013
Financial income	$22,295	$15,718	$1,182,985
Financial (expenses) and bank fees	(7,195)	(9,662)	(200,504)
Exchange rate differences gain (loss)	(31,324)	88,423	(460,851)
	$(16,224)	$94,479	$521,630

NOTE 11 -SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

The Company evaluated all events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that the following events necessitated disclosure.

On April 23, 2013, the Company, OPKO Health, Inc., a Delaware corporation (“OPKO”), and POM Acquisition, Inc., a Nevada corporation and a direct wholly owned subsidiary of OPKO (“POM”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, POM will be merged with and into the Company (the “Merger”) and the Company will be the surviving corporation and OPKO’s wholly owned subsidiary.

At the effective time of the merger (the “Effective Time”), each issued and outstanding share of Common Stock automatically will be converted into and exchanged for the right to receive 0.9951 of a share of OPKO’s common stock, par value $0.01 per share (the “Exchange Ratio”). In addition, subject to certain limitations described in the Merger Agreement (1) all warrants to purchase Common Stock will be converted into and become rights with respect to OPKO’s common stock (the “Parent Common Stock”), and OPKO shall assume each warrant in accordance with the terms of such warrant, subject to adjustment by the Exchange Ratio, and (2) each option to purchase one share of Common Stock will be converted into and become rights with respect to Parent Common Stock, and OPKO will assume each such option, in accordance with the terms of the applicable option plan and/or stock option agreement, subject to adjustment by the Exchange Ratio. Closing of the transaction is subject to certain conditions including, the approval of OPKO’s and the Company’s stockholders and other customary closing conditions.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

The Merger Agreement contains a “go shop” provision pursuant to which the Company has the right to solicit, encourage, facilitate and engage in discussions and negotiations with third parties with respect to competing proposals through June 2, 2013 (the “Solicitation Period End Date”). After the Solicitation Period End Date, the Company may continue discussions until June 22, 2013 (the “Cut-Off Date”) with any party that has submitted a competing proposal that the Board of Directors of the Company and Strategic Alternatives Committee of the Company’s Board of Directors determine in good faith would reasonably be expected to result in a Superior Proposal as defined in the Merger Agreement.

For more information regarding the Merger Agreement, please see the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assumes,” “targets” and similar expressions and/or the use of future tense or conditional constructions (such as “will,” “may,” “could,” “should” and the like) and by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. These factors include, but are not limited to, the factors contained in “Item 1A — Risk Factors” of our most recently filed Annual Report on Form 10-K, as updated by our subsequently filed Forms 10-Q or other documents we file with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by applicable law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Research and development grants received by PROLOR LTD for the three months ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013 were $0, $0, and $5,922,588, respectively. Research and development grants for the first quarter of 2013 are expected to be received during the second quarter.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of diluted loss per share because the effect of all such securities is antidilutive. The total weighted average number of shares of Common Stock related to outstanding options and warrants excluded from the calculations of diluted loss per share for the three month periods ended March 31, 2013 and 2012 and for the period from May 31, 2005 (date of inception) to March 31, 2013 was 6,658,244, 7,129,749 and, 7,652,676, respectively.

Recent Events

On April 23, 2013, we entered into an agreement and plan of merger (the “Merger Agreement”) with OPKO Health, Inc., a Delaware corporation (“OPKO”), and POM Acquisition, Inc., a Nevada corporation and a direct wholly owned subsidiary of OPKO (“POM”). Pursuant to the Merger Agreement, POM will be merged with and into us (the “Merger”) and we will be the surviving corporation and OPKO’s wholly owned subsidiary.

At the effective time of the merger (the “Effective Time”), each issued and outstanding share of our common stock (“Common Stock”) automatically will be converted into and exchanged for the right to receive 0.9951 of a share of OPKO’s common stock, par value $0.01 per share (the “Exchange Ratio”). In addition, subject to certain limitations described in the Merger Agreement (1) all warrants to purchase Common Stock will be converted into and become rights with respect to OPKO’s common stock (the “Parent Common Stock”), and OPKO shall assume each warrant in accordance with the terms of such warrant, subject to adjustment by the Exchange Ratio, and (2) each option to purchase one share of Common Stock will be converted into and become rights with respect to Parent Common Stock, and OPKO will assume each such option, in accordance with the terms of the applicable option plan and/or stock option agreement, subject to adjustment by the Exchange Ratio. Closing of the transaction is subject to certain conditions including, the approval of OPKO’s and our stockholders and other customary closing conditions.

The Merger Agreement contains a “go shop” provision pursuant to which we have the right to solicit, encourage, facilitate and engage in discussions and negotiations with third parties with respect to competing proposals through June 2, 2013 (the “Solicitation Period End Date”). After the Solicitation Period End Date, we may continue discussions until June 22, 2013 (the “Cut-Off Date”) with any party that has submitted a competing proposal that our Board of Directors and the Strategic Alternatives Committee of our Board of Directors determine in good faith would reasonably be expected to result in a Superior Proposal as defined in the Merger Agreement.

For more information regarding the Merger Agreement, please see our Current Report on Form 8-K filed with the SEC on April 29, 2013.

Results of Operation

Three Months Ended March 31, 2013 Compared to the Three Months ended March 31, 2012

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

For the three month periods ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, the Company incurred research and development expenses, net of government grants and participation, of $3,197,600, $4,304,070 and $51,545,760, respectively. The decrease for the three month period ended March 31, 2013 as compared to the 2012 period resulted primarily from a decrease in clinical trials expenses, as we completed certain trials. We expect research and development expenses to increase as we initiate our phase III trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three month periods ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, the Company incurred general and administrative expenses of $1,530,954, $789,780 and $21,639,123, respectively. The increase for the three month period ended March 31, 2013 as compared to the 2012 period was primarily due to an increase in professional services fees of $493,838 as compared to $195,702, respectively, and an increase in stock-based compensation expenses of $598,515 as compared to $242,658, respectively.

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

For the three month periods ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, the Company incurred net financial income (expense) of $(16,224), $94,479 and $521,630, respectively. Financial expense for the three months ended March 31, 2013 increased as compared to the 2012 period primarily due to currency fluctuations on deposits in Israeli Shekels and Euros.

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

For the three month periods ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, the Company incurred stock-based compensation expenses of $960,813, $391,675 and $12,478,746, respectively. Stock-based compensation expenses for the three months ended March 31, 2013 increased as compared to the 2012 period primarily due to the grant of 1,132,500 stock options and 250,000 shares of restricted stock on February 4, 2013.

Cash Flows

For the three months ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, net cash used in operating activities was $4,047,765, $4,707,293 and $54,435,656, respectively. The decrease in cash used in operating activities for the three months ended March 31, 2013 as compared to the 2012 period was primarily due to a decrease in R&D spending related to the manufacturing of the hGH-CTP product candidate.

For the three months ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, net cash (used in) investing activities was $4,886,726, $(1,790,663) and $(7,845,767), respectively. The decrease in net cash used in investing activities for the three months ended March 31, 2013 as compared to 2012 resulted primarily from our release of a short-term interest bank deposit.

For the three months ended March 31, 2013 and 2012 and for the period from May 31, 2005 (inception date) through March 31, 2013, net cash provided by financing activities was $37,500, $486,573 and $87,006,776, respectively. The decrease for the three months ended March 31, 2013 as compared to 2012 resulted primarily from decrease in cash proceeds from the exercise of warrants.

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

At March 31, 2013, we had approximately $24.7 million of cash and cash equivalents, together with approximately $5.2 million of cash in short-term deposit accounts, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2013. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation had a material effect on its results of operations for the three month periods ended March 31, 2013 or 2012.

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

The Company had no off-balance sheet arrangements as of March 31, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation and Currency Fluctuation” is incorporated herein by reference. Through the end of the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the information provided in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Six putative class action lawsuits have been filed in connection with the Merger: (i) Peter Turkell v. Prolor Biotech, Inc., et al. (Case No. A-13-680860-B), filed April 29, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (ii) Floyd A. Fried v. Prolor Biotech, Inc., et al., (Case No. A-13-681060), filed May 1, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (iii) Marc Henzel v. Prolor Biotech, Inc., et al. (Case No. A-13-681020-C), filed May 1, 2013, in the Eighth Judicial District Court in and for Clark County, Nevada; (iv) Bradford W. Baer, et al., v. Prolor Biotech, Inc. et al. (Case No. A-13-681218-B, filed May 3, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (v) James Hegarty v. Prolor Biotech, Inc., et al (Case No. A-13-681250-C), filed May 6, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; and (vi) Jorge L. Salas, et al. v. Prolor Biotech, Inc., et al. (Case No. A-13-681279-C), filed May 6, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada.

All six suits name us, the members of our board of directors, OPKO and POM as defendants. All six lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our board of directors breached its fiduciary duties in connection with the proposed Merger by purportedly failing to maximize stockholder value, and that we, OPKO and POM aided and abetted the alleged breaches. All six lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. Certain of the complaints additionally seek compensatory and/or rescissory damages, and/or imposition of a constructive trust for any benefits improperly received by the defendants.

We believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously; however, there can be no assurance that we will prevail in our defense. Due to the preliminary nature of all six suits, we are unable at this time to estimate their outcome.

ITEM 1A	Risk Factors

Except as set forth below, there have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Pending Merger with OPKO.

Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.

Consummation of the Merger is subject to customary conditions, including approval of the Merger Agreement and the Merger by our stockholders, approval of the Merger by OPKO’s stockholders, the absence of legal restraints and the receipt of requisite antitrust approval. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed, even if stockholder approval of the Merger is obtained. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

The Merger process could adversely affect our business, share price, reputation and results of operations.

Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with OPKO may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with OPKO.

Uncertainty as to the our future could adversely affect our business, reputation and our relationship with potential customers. For example, vendors and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

If the proposed Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $14.4 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

We are subject to litigation related to the pending Merger.

Six putative class action lawsuits have been filed in connection with the Merger: (i) Peter Turkell v. Prolor Biotech, Inc., et al. (Case No. A-13-680860-B), filed April 29, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (ii) Floyd A. Fried v. Prolor Biotech, Inc., et al., (Case No. A-13-681060), filed May 1, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (iii) Marc Henzel v. Prolor Biotech, Inc., et al. (Case No. A-13-681020-C), filed May 1, 2013, in the Eighth Judicial District Court in and for Clark County, Nevada; (iv) Bradford W. Baer, et al., v. Prolor Biotech, Inc. et al. (Case No. A-13-681218-B, filed May 3, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; (v) James Hegarty v. Prolor Biotech, Inc., et al (Case No. A-13-681250-C), filed May 6, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada; and (vi) Jorge L. Salas, et al. v. Prolor Biotech, Inc., et al. (Case No. A-13-681279-C), filed May 6, 2013 in the Eighth Judicial District Court in and for Clark County, Nevada.

All six suits name us, the members of our board of directors, OPKO and POM as defendants. All six lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our board of directors breached its fiduciary duties in connection with the proposed Merger by purportedly failing to maximize stockholder value, and that we, OPKO and POM aided and abetted the alleged breaches. All six lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. Certain of the complaints additionally seek compensatory and/or rescissory damages, and/or imposition of a constructive trust for any benefits improperly received by the defendants.

While we believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Due to the preliminary nature of all six suits, we are unable at this time to estimate their outcome.

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

PROLOR BIOTECH, INC.

/s/ Abraham Havron
Date: May 10, 2013	Abraham Havron
Chief Executive Officer

/s/ Steve Schaeffer
Date: May 10, 2013	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.