Form 10-Q
period 2013-06-30
PROLOR Biotech, Inc.
filed 2013-08-09
CIK 1268659

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 8, 2013, there were 63,854,883 shares of common stock, par value $0.00001 per share (“Common Stock”), outstanding.

PROLOR BIOTECH, INC.
INDEX TO FORM 10-Q FILING
FOR THE PERIOD ENDED MARCH 31, 2013

PART I          – FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,017,310	$23,848,892
Short term deposits	5,226,625	10,064,439
Accounts receivable and prepaid expenses	726,093	395,413
Restricted cash	62,161	135,837
Total Current Assets	25,032,189	34,444,581

Long-term Assets:
Property and equipment, net	1,056,634	1,162,065
Assets held for employees’ severance payments	351,971	304,477
Long term deposit	5,709	5,575
Total Long Term Assets	1,414,314	1,472,117

Total Assets	$26,446,503	$35,916,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables	$502,219	$913,514
Related parties payable	106,038	225,480
Accrued expenses and other liabilities	2,543,739	1,196,034
Total Current Liabilities	3,151,996	2,335,028

Liability in Respect of Employees Severance Payments	481,454	381,399

Commitments and Contingent Liabilities

Shareholders' Equity:
Stock capital -
Preferred stock of $ 0.00001 par value per share 10,000,000 shares of preferred stock authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	-	-
Common shares of $ 0.00001 par value per share 300,000,000 shares of common stock authorized; 63,828,463 and 63,405,118 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	638	634
Additional paid-in capital	105,360,815	101,118,082
(Deficit) accumulated during the development stage	(82,548,400)	(67,918,445)
Total Shareholders' Equity	22,813,053	33,200,271

Total Liabilities and Shareholders' Equity	$26,446,503	$35,916,698

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period of May 31, 2005
	For the three months ended		For the six months ended		(date of inception) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses:

Research and development, net	(5,389,203)	(2,126,339)	(8,586,803)	(6,430,409)	(56,934,963)
General and administrative	(4,467,615)	(858,716)	(5,998,599)	(1,648,496)	(26,106,738)
Total operating expenses	(9,856,818)	(2,985,055)	(14,585,402)	(8,078,905)	(83,041,701)

Operating (loss)	(9,856,818)	(2,985,055)	(14,585,402)	(8,078,905)	(83,041,701)

Financial income (expenses), net	(28,329)	(84,438)	(44,553)	10,041	493,301

Net (loss)	$(9,885,147)	$(3,069,493)	$(14,629,955)	$(8,068,864)	$(82,548,400)

(Loss) per share (basic & diluted)	$(0.16)	$(0.05)	$(0.23)	$(0.14)

Weighted average number of shares outstanding	63,521,043	59,311,044	63,471,071	57,019,261

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Period of May 31, 2005 (date of inception) through June 30,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(14,629,955)	$(8,068,864)	$(82,548,400)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	124,988	104,045	725,539
In-process research and development write-off	-	-	3,222,831
Stock based compensation (options and restricted shares)	4,075,682	740,401	15,593,615
Long term deposit exchange rate differences	(134)	2,219	(1,066)
(Increase) decrease in accounts receivable and prepaid expenses	(330,678)	(161,616)	(725,814)
Increase in accrued severance pay, net	100,055	47,167	481,454
Increase (decrease) in trade payables	(411,295)	(202,081)	492,115
Increase (decrease) in related parties	(119,442)	(162,425)	106,038
Increase (decrease) in accrued expenses and other liabilities	1,347,705	(605,343)	2,422,723
Net cash (used in) operating activities	(9,843,074)	(8,306,497)	(60,230,965)

Cash flows from investing activities
Purchase of property and equipment	(19,557)	(146,231)	(1,767,817)
Payment for the acquisition of Prolor Biotech Ltd.	-	-	(474,837)
Assets held for employees’ severance payments	(47,494)	(24,895)	(351,971)
Long term (deposit)	-	-	(4,643)
Short term (deposit) release	4,837,814	(15,697,336)	(5,226,625)
Restricted cash	73,676	100,215	(62,161)
Net cash (used in) investing activities	4,844,439	(15,768,247)	(7,888,054)

Cash flows from financing activities
Short term bank credit	-	-	(2,841)
Proceeds from loans	-	-	(173,000)
Principal payment of loans	-	-	173,000
Contributed profit from shareholder's transactions	-	-	17,012
Proceeds from issuance of shares	-	34,855,569	82,043,987
Proceeds from exercise of options	137,798	48,879	1,419,871
Proceeds from exercise of warrants	29,255	2,525,680	3,658,300
Net cash provided by financing activities	167,053	37,430,128	87,136,329
Increase (decrease) in cash and cash equivalents	(4,831,582)	13,355,384	19,017,310
Cash and cash equivalents at the beginning of the period	23,848,892	13,261,687	-
Cash and cash equivalents at the end of the period	$19,017,310	$26,617,071	$19,017,310

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Period of May 31, 2005 (date of inception) through June 30,
	2013	2012	2013
Non cash transactions:

Employee options exercised into shares	$-	$-	$140
Issuance of common stock in reverse acquisition	$-	$-	$73

Conversion of preferred to common stock	$-	$-	$18
Cashless exercise of 3,333, 567,040, and 920,754 outstanding warrants to purchase 1,888, 331,905 and 627,685 shares of common stock, respectively.	$-	$3	$10

Additional information:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

b.   The Company currently devotes substantially all of its efforts toward research and development activities. The Company’s activities also include raising capital, recruiting personnel and building infrastructure. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the foreseeable future. The Company has not generated any revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $82,548,400 as of June 30, 2013. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company believes that its current cash sources will enable the continuance of the Company’s activities for at least a year with no need for additional funding.

c.    On April 23, 2013, OPKO Health, Inc., (“OPKO"”), a Delaware corporation, POM Acquisition, Inc., (“POM”), a Nevada corporation and a wholly owned subsidiary of OPKO, and the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction of the terms and conditions contained in the Merger Agreement, POM will merge with and into the Company with the Company surviving as a wholly owned subsidiary of OPKO (the “Merger”). The Board of Directors of each of the Company and OPKO approved and adopted the Merger Agreement. If the Merger is completed, holders of the Companys common stock, par value $0.00001 per share (“Common Stock”), will be entitled to receive 0.9951 of a share of OPKO’s common stock for each share of Common Stock they own. The OPKO common stock is listed on the New York Stock Exchange, or the NYSE, and trades under the symbol “OPK.” Upon completion of the Merger, shares of the Company's common stock will be delisted from the NYSE MKT and the Tel Aviv Stock Exchange and there will no longer be a public trading market for the Common Stock. In addition, promptly following the closing of the Merger, the Common Stock will be deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic or other reports with the Securities and Exchange Commission.  At the effective time of the Merger each share of Common Stock issued and outstanding will be cancelled.  On July 24, 2013, the Company filed its definitive Joint Proxy Statement/Prospectus in respect of its proposed transaction with OPKO.

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
JUNE 30, 2013
(Unaudited)

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Modigene Inc. and Prolor Biotech Ltd.  Intercompany transactions and balances have been eliminated upon consolidation.

c.	Loss per share:

Basic and diluted losses per share are presented in accordance with ASC No. 260 “Earnings per share”. Outstanding options, warrants and restricted stock have been excluded from the calculation of the diluted loss per share because all such securities are antidilutive. The number of shares of Common Stock issuable upon exercise or conversion of the foregoing securities that have been excluded from calculations for the three and six months ended June 30, 2013 and 2012 was 8,342,958, 6,231,670 , 7,885,881, and 6,754,504, respectively.

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

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

	Fair Value Measurements at June 30, 2013
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19,017,310	$19,017,310	$-	$-
Short term deposits	5,226,625	5,226,625	-	-
Restricted cash	62,161	62,161	-	-
Total assets at fair value	$24,306,096	$24,306,096	$-	$-

	Fair Value Measurements at December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,848,892	$23,848,892	$-	$-
Short term deposits	10,064,439	10,064,439	-	-
Restricted cash	135,837	135,837	-	-
Total assets at fair value	$34,049,168	$34,049,168	$-	$-

e.	Concentrations of credit risk:

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

The Company has no off-balance-sheet arrangements or concentrations of credit risk, such as foreign exchange contracts or other foreign hedging arrangements.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

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

On February 5, 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements relating to the reclassification of items out of accumulated other comprehensive income.  This ASU is effective for the first quarter of 2013 and affects disclosures only, The adoption of ASU 2013-02 did not have a material impact on its consolidated results of operation and financial condition.

There were various other updates recently issued. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 -   ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	June 30,	December 31,
	2013	2012
Israeli government authorities	$626,578	$276,604
Prepaid expenses	99,515	118,809
	$726,093	$395,413

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 4 -              PROPERTY AND EQUIPMENT, NET
	June 30,	December 31,
	2013	2012
Cost:
Office furniture and equipment	$41,767	$41,767
Computers and electronic equipment	155,077	141,574
Laboratory equipment	1,232,968	1,226,909
Leasehold improvements	370,136	370,136
	1,799,948	1,780,386
Accumulated depreciation:
Office furniture and equipment	9,490	8,340
Computers and electronic equipment	119,068	106,750
Laboratory equipment	504,980	421,137
Leasehold improvements	109,776	82,094
	743,314	618,321
Depreciated cost	$1,056,634	$1,162,065

                     Depreciation expenses for the three and six months ended June 30, 2013 and 2012 and for the period of May 31, 2005 (date of inception) through June 30, 2013 were $62,441, $52,703, $124,988, $104,045, and $725,539, respectively.

NOTE 5 -    ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	December 31,
	2013	2012
Employees and payroll accruals	$285,469	$213,020
Accrued expenses	2,258,270	983,014
	$2,543,739	$1,196,034

NOTE 6 - STOCK OPTION PLANS

As of June 30, 2013, the Company had two stock option plans, under which there were outstanding stock options. Outstanding stock options to purchase 1,130,797 shares of Common Stock had been granted under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), and outstanding options to purchase 6,705,741 shares of Common Stock had been granted under the Company’s 2007 Equity Incentive Plan (the “2007 Plan” and, together with the 2005 Plan, the “Equity Incentive Plans”). The Company has issued the maximum number of shares authorized under the 2005 Plan. On May 22, 2009, the Company approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 3,000,000 shares to 6,000,000 shares. On February 4, 2013, the  Compensation Committee of the Company’s Board of Directors approved an amendment to the 2007 Plan, which increased the number of shares of Common Stock authorized for issuance under the 2007 Plan from 6,000,000 to 10,000,000, and the Company’s stockholders approved this amendment on June 4, 2013 at the Company’s 2013 Annual Meeting of Stockholders. Options granted under the Equity Incentive Plans and the related award agreements expire ten years from the date of grant, unless earlier terminated in accordance with the terms of such grants.  Options no longer vest following the termination of the grant recipient’s employment or other relationship with the Company.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The following table summarizes all share-based compensation expenses related to stock options grants under the Equity Incentive Plans to employees, directors and consultants included in the consolidated statements of operations:

					Period of May 31, 2005 (date
	For the three months ended		For the six months ended		of inception)
	June 30,		June 30,		through June 30,
	2013	2012	2013	2012	2013
Research & development	$459,779	$115,922	$795,109	$265,014	$7,425,442
General & administrative	2,358,659	232,804	2,786,823	475,387	7,674,423
Total	$2,818,437	$348,726	$3,581,932	$740,401	$15,099,865

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

The following is a summary of the stock options granted under the Equity Incentive Plans:

	For the six months ended June 30, 2013
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,514,038	$2.24
Exercised	(134,213)	$0.88
Exercised	(2,000)	$0.65
Exercised	(2,000)	$1.50
Forfeited	(25,000)	$1.50
Issued under the 2007 Plan	2,374,500	$4.74
Outstanding at the end of the period	7,725,325	$2.97
Options exercisable at the end of the period	5,334,825	$2.00

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 6 - STOCK OPTION PLANS (continued)

	For the six months ended June 30, 2012
	Number of Options	Weighted Average Exercise Price
Outstanding at the beginning of the period	5,302,905	$2.07
Exercised	(20,200)	$2.42
Issued under the 2007 Plan	203,000	$6.27
Issued under the 2007 Plan	25,000	$5.71
Outstanding at the end of the period	5,510,705	$2.24
Options exercisable at the end of the period	4,294,705	$1.32

The total unrecognized estimated compensation cost related to non-vested stock options granted through June 30, 2013 was $5,663,045, which is expected to be recognized over a period of up to four years.

                      The options outstanding as of June 30, 2013 have been separated by exercise prices, as follows:

Exercise Price	# of Options Outstanding	Average Remaining Contractual Life (years)	# of Options Exercisable	Intrinsic Value of Options Outstanding	Fair value estimated at grant day
$0.65	363,000	5.60	363,000	5.64	0.53
$0.88	805,390	2.85	805,390	5.41	0.61
$0.90	1,937,239	4.67	1,937,239	5.39	0.74
$0.93	25,000	4.68	25,000	5.36	0.74
$1.32	51,194	3.32	51,194	4.97	0.64
$1.50	92,502	4.82	92,502	4.79	0.58
$2.00	400,000	3.86	400,000	4.29	1.52
$2.35	50,000	6.52	37,500	3.94	1.98
$2.40	500,000	6.54	375,000	3.89	2.00
$2.50	19,500	3.87	19,500	3.79	1.20
$4.52	10,000	9.38	-	1.77	3.20
$4.74	2,374,500	9.61	672,000	3.25	3.42
$5.47	190,000	8.10	160,000	0.82	1.93
$5.71	25,000	8.82	6,250	0.58	4.52
$6.23	179,000	7.55	89,500	0.06	2.44
$6.27	203,000	8.58	50,750	0.02	4.06
$6.47	500,000	7.51	250,000	-	3.84
	7,725,325		5,334,825

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 7 -  WARRANTS
	For the six months ended June 30, 2013
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	321,335	$0.88
Exercised	(33,244)	$0.88
Forfeited	-	-
Outstanding and exercisable at the end of the period	288,091	$0.88

On June 4, 2013 the Company issued 1,888 shares of Common Stock upon the cashless exercise of 3,333 warrants with an exercise price of $2.50.

	For the six months ended June 30, 2012
	Number of warrants	Weighted Average Exercise Price
Outstanding and exercisable at the beginning of the period	2,007,856	$2.22
Exercised	(28,502)	0.88
Exercised	(1,553,252)	2.50
Forfeited	(104,767)	2.50
Outstanding and exercisable at the end of the period	321,335	0.88

Proceeds from the exercise of 36,577 and 1,581,754 warrants into 35,132 and 1,342,903 shares of Common Stock for the six months ended June 30, 2013 and 2012, were $29,255 and $2,525,680, respectively. Proceeds from the exercise of 3,165,683 warrants into 2,579,090 shares of Common Stock for the period of May 31, 2005 (date of inception) through June 30, 2013 were $3,658,300.
Total aggregate intrinsic value of warrants outstanding as of June 30, 2013 and 2012 was $1,554,628 and $1,327,114, respectively.

NOTE 8 -  COMMITMENTS AND CONTINGENT LIABILITIES

 a.     On March 13, 2011 Prolor Biotech Ltd. entered into a rental agreement for the lease of new office premises for a period ending March 2013 .The lease contract is renewed yearly for a period of up to five years unless terminated earlier. Aggregate minimum rental commitments under the non-cancelable lease as of June 30, 2013 were as follows:

Year ended June 30,

2014	$160,759

b.     As described in Note 1.c. above, on April 23, 2013 the Company entered into the Merger Agreement with OPKO and POM, pursuant to which POM will be merged with and into the Company and the Company will be the surviving corporation and OPKO’s wholly owned subsidiary. Six putative class action lawsuits have been filed in connection with the Merger, and, on July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint. The lawsuit names the Company, the members of the Company’s Board of Directors, OPKO, and POM as defendants.

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

b.   The lawsuit is brought by purported holders of Common Stock, both individually and on behalf of a putative class of the Company’s stockholders, asserting claims that (i) the Company’s Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, purportedly failing to maximize stockholder value, (ii) that the Company and its Board of Directors failed to disclose material information concerning the proposed Merger and (iii) that OPKO and POM aided and abetted the Company’s Directors’ alleged breach of their fiduciary duties. The lawsuit seeks various damages, an award of all costs, and reasonable attorneys’ fees, as well as certain equitable relief, including enjoining consummation of the Merger and, alternatively, rescinding the Merger in the event it is consummated. The Company believes that the claims made in this lawsuit are without merit and intend to defend such claims vigorously; however, there can be no assurance that the Company will prevail in defense of this lawsuit. Due to the preliminary nature of the lawsuit, the Company is not able at this time to estimate its outcome.

NOTE 10 - COMMON STOCK

On February 4, 2013 the Company awarded its President, Chief Executive Officer and its Chief Operating Officer, an aggregate of 100,000, 100,000 and 50,000 shares of restricted stock, subject to the terms and conditions of the 2007 Plan. The shares of restricted stock vest in equal monthly installments over 12 months following  the date of grant. The shares of restricted stock were valued at $4.74 per share at date of grant, and the Company recorded $493,750 as stock-based compensation expense for the six months ended June 30, 2013. The total unrecognized estimated compensation cost related to these grants of restricted stock through June 30, 2013 was $691,250, which is expected to be recognized over a period of 7 months.

                    During the six months ended June 30, 2013, the Company issued shares of Common Stock as follows:
-	25,000 shares upon the exercise of 25,000 options at an exercise price of $0.88 per share.
-	109,213 shares upon the exercise of 109,213 options at an exercise price of $0.88 per share.
- -	2,000 shares upon the exercise of 2,000 options at an exercise price of $0.65 per share. 2,000 shares upon the exercise of 2,000 options at an exercise price of $1.50 per share.
-	33,244 shares upon the exercise of 33,244 warrants at an exercise price of 0.88 per share.
-	1,888 shares upon a cashless exercise of 3,333 warrants at an exercise price of 2.50 per share.

NOTE 11 -  FINANCIAL (EXPENSES) INCOME, NET

					Period of May 31, 2005
	For the three months ended		For the Six months ended		(date of inception)
	June 30,		June 30,		through June 30,
	2013	2012	2013	2012	2013

Financial income	$10,457	$9,301	$32,752	$25,019	$1,193,442
Financial (expenses) and bank fees	(9,203)	(5,195)	(16,398)	(14,857)	(209,707)
Exchange rate differences gain (loss)	(29,583)	(88,544)	(60,907)	(121)	(490,434)
	$(28,329)	$(84,438)	$(44,553)	$10,041	$493,301

PROLOR BIOTECH, INC. AND SUBSIDIARIES
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 12 -SUBSEQUENT EVENTS

As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.

The Company evaluated all events and transactions that occurred subsequent to the balance sheet date and prior to the date on which the financial statements contained in this report were issued, and the Company determined that following events necessitated disclosure:

Subsequent to June 30, 2013 and through August 8, 2013, 26,420 new shares of Common Stock were issued in connection with the exercise of outstanding warrants and options.

On July 24, 2013, the Company filed its definitive Joint Proxy Statement/Prospectus in respect of its proposed transaction with OPKO.

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

Proposed Merger with OPKO

On April 23, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OPKO Health, Inc. a Delaware corporation (“OPKO”), pursuant to which, upon the terms and subject to the conditions set forth therein, a newly formed, wholly owned subsidiary of OPKO will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of OPKO (the “Merger”). At the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.00001 per share (“Common Stock”), issued and outstanding at the Effective Time will be cancelled and converted into the right to receive 0.9951 shares of OPKO common stock, par value $0.01 per share. Closing of the transaction is subject to certain conditions, including the approval of OPKO’s and our stockholders and other customary closing conditions. On July 24, 2013, the we filed our definitive Joint Proxy Statement/Prospectus in respect of the proposed Merger. Promptly following consummation of the Merger, our Common Stock will be deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer file periodic or other reports with the Securities and Exchange Commission.

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

We believe our products in development will provide several key advantages over our competitor’s existing products:

⋅	significant reduction in the number of injections required to achieve the same or superior therapeutic effect from the same dosage;

⋅	faster commercialization with greater chance of success and lower costs than those typically associated with a new therapeutic protein; and

⋅	manufacturing using industry-standard biotechnology-based protein production processes.

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

Our internal product development program is currently focused on extending the life span of the following biopharmaceuticals, in an effort to provide patients with improved therapies that may enhance their quality of life:

⋅	Human Growth Hormone (hGH)

⋅	Factor IX

⋅	Diabetes Type II & Obesity Peptide Oxyntomodulin

⋅	Factor VIIa

⋅	Interferon β and Erythropoietin (EPO)

⋅	Atherosclerosis and rheumatoid arthritis long-acting therapies

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

Research and development grants received by PROLOR LTD for the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013 were $0, $0, $0, $622,834, and $5,922,588, respectively. We expect to receive the research and development grants for the first and second quarters of 2013 during the third quarter.

Loss per Share: Basic and diluted losses per share are presented in accordance with ASC 260-10 “Earnings per share”. Outstanding share options, warrants and restricted shares have been excluded from the calculation of diluted loss per share because the effect of all such securities is antidilutive. The total weighted average number of shares of Common Stock related to outstanding options and warrants excluded from the calculations of diluted loss per share for the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31, 2005 (date of inception) to June 30, 2013 was 8,342,958, 7,885,881, 6,231,670, 6,754,504 and 7,696,453, respectively.

Results of Operation

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months ended June 30, 2012

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

Research and Development Expenses

The Company expects its research and development expenses to increase as it continues to develop its product candidates. Research and development expenses consist of:

⋅	internal costs associated with research and development activities;

⋅	payments made to third party contract research organizations, contract manufacturers, investigative sites and consultants;

⋅	manufacturing development costs;

⋅	personnel-related expenses, including salaries, benefits, travel and related costs for the personnel involved in research and development;

⋅	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

⋅	facilities and other expenses, which include expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

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

For the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31,2005 (inception date) through June 30, 2013, the Company incurred research and development expenses, net of government grants and participation, of $5,389,203, $2,126,339, $8,586,803, $6,430,409 and $56,934,963, respectively. The increase for the three and six month periods ended June 30, 2013 as compared to the 2012 period resulted primarily from an increase in clinical trials expenses, as we initiated pediatric phase II trials and Preparation for the production of material for Toxicology and phase I clinical studies for Factor VIIa

The successful development of the Company’s product candidates is subject to numerous risks, uncertainties and other factors. Beyond the next twelve months, and even during the next twelve months, the Company cannot reasonably estimate the timing or costs of the efforts necessary to complete the remainder of the development of the Company’s product candidates. Additionally, the Company cannot reasonably estimate when it can expect material cash inflows from the Company’s product candidates or any of the Company’s other development efforts, if at all. The foregoing is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of differences arising during clinical development, including:

⋅	completion of such preclinical and clinical trials;

⋅	receipt of necessary regulatory approvals;

⋅	the number of clinical sites included in the trials;

⋅	the length of time required to enroll suitable patients;

⋅	the number of patients that ultimately participate in the trials;

⋅	adverse medical events or side effects in treated patients;

⋅	lack of comparability with complementary technologies;

⋅	obtaining capital necessary to fund operations, including research and development efforts; and

⋅	the results of clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation expense for persons serving in the Company’s executive and administration functions. Other general and administrative expenses include facility-related costs not otherwise included in research and development expense and professional fees for legal and accounting services. For the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, the Company incurred general and administrative expenses of $4,467,615, $858,716, $5,998,599, $1,648,496 and $26,106,736, respectively. The increase for the six month period ended June 30, 2013 as compared to the comparable 2012 period was primarily due to an increase in professional services fees of $2,024,090 as a result of the transactions contemplated by Merger Agreement with OPKO, as described above, as compared to $429,535, respectively, and an increase in stock-based compensation expenses of $3,236,607 due to grants of restricted stock and stock options to management and directors as compared to $475,387, respectively. For the three month period ended June 30, 2013, the increase resulted mainly from professional service fees of $1,530,252 as a result of the Merger Agreement with OPKO, as compared to $233,833 for the 2012 period, and from stock-based compensation expenses of $2,623,213 due to grants of restricted stock and stock options to management and directors, as compared to $232,729 for the 2012 period.

Financial Expenses and Income

Financial expenses and income consists of the following:

⋅	interest earned on the Company’s cash and cash equivalents;

⋅	interest expense on short term bank credit and loans; and

⋅	expenses or income resulting from fluctuations of the New Israeli Shekel and the Euro, in which a portion of the Company’s assets and liabilities are denominated, against the U.S. dollar.

For the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, the Company incurred net financial income (expense) of $(28,329), $(84,438), $(44,553), $10,041 and $493,301, respectively. Financial expense for the three and six months ended June 30, 2013 increased as compared to the 2012 periods primarily due to currency fluctuations on deposits in Israeli Shekels and Euros.

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

For the three and six month periods ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, the Company incurred stock-based compensation expenses of $3,114,869, $348,726, $4,075,682, $740,401 and $15,593,615, respectively. Stock-based compensation expenses for the three and six months ended June 30, 2013 increased as compared to the 2012 periods primarily due to the grant of 2,374,500 stock options and 250,000 shares of restricted stock on February 4, 2013. Of the options granted, 1,242,000 were granted subject to approval of the Company’s stockholders, which approval was obtained at the Company’s 2013 Annual Meeting.

Cash Flows

For the six months ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, net cash used in operating activities was $9,843,074, $8,306,497 and $60,230,965, respectively. The increase in cash used in operating activities for the six months ended June 30, 2013 as compared to the 2012 period was primarily due to an increase in R&D expense related to the manufacturing of the hGH-CTP product candidate.

For the six months ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, net cash (used in) investing activities was $4,844,439, $(15,768,247) and $(7,888,054), respectively. The decrease in net cash used in investing activities for the six months ended June 30, 2013 as compared to 2012 resulted primarily from our release of a short-term interest bank deposit.

For the six months ended June 30, 2013 and 2012 and for the period from May 31, 2005 (inception date) through June 30, 2013, net cash provided by financing activities was $167,053, $37,430,128 and $87,136,329, respectively. The decrease for the six months ended June 30, 2013 as compared to 2012 resulted primarily from our receipt of proceeds from our underwritten public offering of Common Stock, as well as a decrease in cash proceeds from the exercise of warrants in the 2013 period.

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

At June 30, 2013, we had approximately $19.0 million of cash and cash equivalents, together with approximately $5.2 million of cash in short-term deposit accounts, and we believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements at least until December 31, 2013. We have based this estimate on assumptions that may prove to be wrong and are subject to change, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution. We do not anticipate that we will generate product revenues for at least the next several years, and we expect continuing operating losses to result in increases in our cash used in operations over the next several years. To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot assure you that we will be able to consummate any such offerings or financings or enter into any such arrangements on terms favorable to us or at all.

Effects of Inflation and Currency Fluctuation

Inflation generally affects the Company by increasing costs of labor and clinical trials. The Company does not believe that inflation had a material effect on its results of operations for the three or six month periods ended June 30, 2013 or 2012.

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

The Company had no off-balance sheet arrangements as of June 30, 2013.

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

There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ITEM 2.	Litigation.

As previously reported, On April 23, 2013, we entered into an agreement and plan of merger with OPKO Health, Inc., a Delaware corporation (“OPKO”), and POM Acquisition, Inc., a Nevada corporation and a direct wholly owned subsidiary of OPKO (“POM”), pursuant to which POM will be merged with and into us (the “Merger”) and we will be the surviving corporation and OPKO’s wholly owned subsidiary.

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

On July 17, 2013, these six suits were consolidated, for all purposes, into an amended class action complaint as part of the In re PROLOR Biotech, Inc. Shareholders’ Litigation (Case No. A-13-680860-B). The lawsuit names us, the members of our Board of Directors, OPKO, and POM as defendants. The lawsuit is brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, asserting claims that (i) the our Directors breached their fiduciary duties in connection with the proposed Merger by, among other things, purportedly failing to maximize stockholder value, (ii) that we and our Board of Directors failed to disclose material information concerning the proposed Merger and (iii) that OPKO and POM aided and abetted our Directors’ alleged breach of their fiduciary duties. The lawsuit seeks various damages, an award of all costs, and reasonable attorneys’ fees, as well as certain equitable relief, including enjoining consummation of the Merger and, alternatively, rescinding the Merger in the event it is consummated.

We believe that the claims made in this lawsuit are without merit and intend to defend such claims vigorously; however, there can be no assurance that we will prevail in our defense of this lawsuit. Due to the preliminary nature of the lawsuit, we are not able at this time to estimate its outcome.

ITEM 6.	Exhibits.

2.1
Agreement and Plan of Merger by and among OPKO Health, Inc., POM Acquisition, Inc. and PROLOR Biotech, Inc. dated as of April 23, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROLOR BIOTECH, INC.

/s/ Abraham Havron
Date: August 9, 2013	Abraham Havron
Chief Executive Officer

/s/ Steve Schaeffer
Date: August 9, 2013	Steve Schaeffer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and among OPKO Health, Inc., POM Acquisition, Inc. and PROLOR Biotech, Inc. dated as of April 23, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2013 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K.

31.2	Certification of Principal Financial Officer pursuant to Item 601(b)(31) of Regulation S-K.

32.1	Certification of Chief Executive Officer pursuant to Item 601(b)(32) of Regulation S-K.

32.2	Certification of Principal Financial Officer pursuant to Item 601(b)(32) of Regulation S-K.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase